Form 10KSB
period 2007-12-31
Utalk Communications Inc.
filed 2008-04-15
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission file number:  333-148266

Utalk Communications Inc.
(Name of small business issuer in its charter)

Nevada	98-0530295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Seaford Fifth Avenue Plaza 800 5th Avenue, Suite 4100, Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (206) 224-4108

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year.  $NIL

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

4,000,000 shares of common stock issued and outstanding as of April 14, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☐    No ☒

PART I
Item 1.  Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms “we”, “us”, “our”, and “Utalk” means Utalk Communications, Inc. unless otherwise indicated.

Business Development

We were incorporated in the State of Nevada on January 30, 2007 and have limited history.

The address of our principal executive office is Seaford Fifth Avenue Plaza, 800 5th Avenue, Suite 4100, Seattle, WA, 98104. Our telephone number is 206-224-4108.

Our Current Business

We were incorporated in the State of Nevada on January 30, 2007, and are a development stage company.  From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities.  We currently have no employees other than our sole officer, who is also our sole director.

We intend to engage in the development and marketing of call-back services using a call-back platform. Generally, our anticipated call-back service will enable a customer to call a designated telephone number and disconnect. The system will automatically identify the caller as a customer, call the user back and provide the customer with a dial-tone to place an outbound call. In doing so, our service will enable our customers to realize cost savings when there is a substantial differential between the cost of placing and receiving calls.

As an example of how our call-back services may be utilized, some cellular providers allow their customers to receive many minutes for free (some offer unlimited free incoming minutes) but allow only a limited number of outgoing minutes for free and charge a substantial amount for minutes exceeding the number of free minutes. If such customer also subscribes to our service, they will be able to initiate a call from our system to their phone which will appear as an incoming call rather than an outbound one, potentially providing the customer with cost savings.

A sample call flow would occur as follows: A customer dials a telephone number that is owned by us which automatically forwards the call to our call-back switch. The customer hangs up after three rings. Our system does not answer the call (so that the customer is not charged for a call by their phone company) but rather detects the customer’s phone number. The system automatically checks our customer database and identifies whether the phone number belongs to a customer. If the answer is no, then the system takes no action. If the caller is a customer and has sufficient funds on balance with us, our system will place a call to the customer (we intend that such call will be through a Voice over IP company) and prompts the customer to enter the number they would like to call. The customer enters the destination number and our system will send the call to the VoIP carrier’s network. Our system will then track the duration and cost of the call and deduct the appropriate funds from the customer account. If the balance reaches zero, customers will receive a voice prompt notifying them that their funds are running low and the call will be terminated.

The callback system is a software program that resides on a computer server that is connected to the public Internet. It will be connected with a VoIP provider across the Internet (if our system is not located in the same facility as the VoIP service provider) or directly to their equipment (if we are located in the same facility). The VoIP company will provide us with phone numbers that customers can call to initiate a call back. They will also provide us with the ability to place calls in North America and internationally.

The callback system will also have a database of all of our customers and their particular information such as name, email, address, phone numbers, account balance and call history. The system will also have telephony software that is able to receive calls, initiate calls, play prompts (messages) and connect to outside parties during a call.

We have not yet developed our call-back system.  As discussed below, our initial focus will be to engage in the development of our call-back system.  This is described below in our “Products and Services” section. Management intends to outsource the development of this product offshore to reduce costs.  However, the intellectual property rights over our software will be retained by the Company. We except that this will be completed within approximately eight months following the termination of this offering, after which we intend to begin marketing our services. All our services will be based on a pre-paid model where a customer must pre-pay for services. We will be marketing our services primarily through a network of regional resellers and distributors in Canada. We also plan to hire a sales/support assistant in approximately eleven months from development of our service to help our executive officer provide support to our end-users and resellers.

Industry Background

There are instances when a phone call placed in one direction is considerably cheaper than a phone call placed in the opposite direction. For example, if a person in one region places a call to someone in a different region, the cost may be several times lower than if the call originated from the opposite location. This difference provides an opportunity tooffer what is referred to as a call-back service. Call-back services have been used in the international long distance market to bypass expensive long distance charges in certain countries (such as the Philippines, Lebanon, United Arab Emirates, and numerous others). A more recent development is the use of call-back services in conjunction with cellular phone plans. This allow customers to take advantage of the proliferation of unlimited incoming cellular plans in certain countries, such as Canada, and use call-back systems to initiate free or low cost outgoing calls.  We plan to focus on the provision of call-back services for cellular phones. We anticipate that our initial focus will be directed to the Canadian market.

Call-back services:

A call-back system enables a user to call in a number and hang up. The system will then call the person and provide him (or her) with a dial-tone to place a call.

Some cellular companies offer plans where the customer receives an unlimited or a large quantity of incoming minutes for free, while only is able to make a limited numbers of free outgoing minutes. After customers exhaust the free outgoing minutes, they are charged a high rate per minute, depending on the carrier and whether a call is placed locally or long distance in the USA and Canada. A call-back system allows the customer to initiate a call-back from our system. This makes it an incoming call for the customer and therefore, free.

The Market

Cellular market:

The cellular market is immensely large worldwide with 2.5 billion cellular connections as of September 2006 (GSM Association and Ovum – a market research company as quoted by IDG News Service on September 7, 2006). Cellular connections do not represent the number of cellular users, since many subscribers have more than one cellular connection. In addition, these figures include prepaid accounts that may no longer be active. EtForcast, another market research company, provides similar figures at just over 2 billion subscribers in 2005 (http://www.etforecasts.com/). EtForcast figures refer to cellular subscribers rather than cellular connections.

It is impossible to verify the number of subscriptions to specific plans as cellular companies do not disclose this information and provide only total numbers of subscribers. “Unlimited” (or a very large number of) incoming minute plans are popular with plans being offered by nearly every major cellular service provider. We intend to pursue the Canadian cellular market through a series of regional distributors and resellers. We do not plan on allocating any resources at this point to penetrate the U.S. market and will instead focus exclusively on the Canadian market.

Our Products and Services

We have reviewed available call-back solutions currently in the market in order to determine how best to develop, deploy and offer our services, and have narrowed our options to two solutions:

•	The first is to purchase licenses for a commercial call-back package such as that offered by VoipSwitch (www.VoipSwitch.com).

•
The second is to use an open source product such as Asterisk2billing (www.asterisk2billing.org). The software includes call-back functionality. However, it will require a significant level of customization (See below under Product Development) and does not include a multi-level reseller module.

We decided that the second option presents the best and most cost effect opportunity for the Company to develop our service for the following reasons:

•	We will have license-free software to deploy on as many servers as we need, whereas choosing the first option will force us to buy software licenses for every server we deploy.

•	We have the ability to customize the second product and continuously introduce new products.

•
Asterisk2billing runs over the Linux operating system while VoipSwitch runs over the Microsoft Windows operating system.  Our management belives that Windows systems are more expensive and require more powerful, and therefore more expensive, servers as compare to the Linux operating system. As of April 4, 2007, a single CPU license for Microsoft Server 2003 (Datacenter Server Edition) costs $2,999. Linux operating systems are free.

What is Asterisk2Billing?

Asterisk2Billing is an open source project (available for download and use for free) with a web site at www.asterisk2billing.org. Asterisk2billing is a fully featured calling card platform running on an Asterisk server (Asterisk is an open source free telephone software available at www.asterisk.org) providing a complete solution for both prepaid (a customer must pre-pay for service which means that they must have a positive balance in their account to place a call) and post-paid (a customer typically pays for services at the end of the month) calling card services. Its main disadvantage is that it does not have a multiple reseller module.

We will be making substantial modifications and additions to the software to meet our needs as described in our Platform Development section below.

Utalk’s Call-Back Packages:

We anticipate that our pricing packages will be either flat-fee, usage-based, or a combination of the two:

•	Flat-fee packages: A user is charged a flat monthly fee for the service. We anticipate offering several local and national packages.

•	Usage-based package: A user is charged by the minute based upon a specified rate.

•
Hybrid Packages: Hybrid packages combine the above two options. A customer may have a local or national package which makes his calls to these areas free. However, he is charged by the minute based upon a specified rate for calls outside the free calling area of his plan.

All packages will be pre-paid, meaning that a customer must pre-pay for all of the services used on our web site. All payments will be converted received on our web site by Paypal (our payment processor) into US funds at the prevailing rate which will in turn be deposited in our US bank account.

Utalk’s Call-Back Platform Development:

We must customize the Asterisk2billing software in order to meet our needs. Our software development will be primarily conducted by outside contractors supervised closely by our sole officer and director. The development of our product will commence as soon as the minimum funding has been secured. Our development tasks and the approximate durations of these tasks are described below:

•
Selection of Software Development Contractor: Mr. Hleiss will lead the selection of one or more contractors in order to install and modify the software to fit our needs. Mr. Hleiss will develop a request for quotations that will be sent to several contractors. The selection will be based on price, experience and track record. We expect the selection process to take 1 month following the offering.

•
Specifications and high-level design: We expect that we will complete specifications for the product and finish high-level design 2 months after the selection of a software contractor. This will include the development of specifications for new software elements (referred to as modules) to be developed and those to be modified. This will be an interactive process between our management and the software contractor.

•
Development Infrastructure deployment: This will include the purchase of two servers. One server will be used for development while the other one is used for the deployment of the product.  The installation of the operating system, Asterisk software and the Asterisk2 billing software is believed to take two weeks. This task will be performed by the software contractor.

Reseller Portals: We will be designing a reseller portal (a portal is a web site where resellers can track their sales, customers and balances) which does not currently exist in Asterisk2Billing. We will be supporting up to 3 levels of resellers. Our software will also support affiliates. Affiliates are those who simply refer customers to our service. These can be individuals, web sites or companies who do not want to directly sell the service.

Rather, affiliates simply refer customers to a reseller and the affiliate earns a commission from reseller. Resellers can build their own affiliate program and use our software to track sales and to compensate affiliates accordingly.

Administrative Portal: The system shall have an administrative portal. While there exists currently an administrative portal in Asterisk2billing, it does not have any tools to manage resellers. Therefore, we will modify the administrative portal in order add support for reseller administration. We expect that this task will take one month to complete.

Customer Portal or web page: We will be modifying the existing customer portal to make it more aesthetically appealing to our customers and to increase its utility and functionality. We will also enable the customer to add funds to their account from the customer portal using credit card or through Paypal. We have chosen Paypal (http://www.paypal.com) to act as our credit card merchant. Paypal is a financial company that accepts and clears all customer credit card payments on behalf of participating merchants, such as our Company.

There are no short or long term contracts or obligations associated with the use of PayPal. Each reseller wishing to accept credit card or Paypal payment must establish a Paypal merchant account. We expect that the customer portal will take 30 days to finish.

We intend to deploy a trial system in approximately eight months and will subsequently conduct a trial period lasting one month. We expect that it will take 1-2 months to remedy any issue arising out of this trial.

Utalk’s Call-Back Platform Deployment:

The production system will consist of a high-end server. We will also have a lower end server to serve as a backup in case of failure in the primary server.

The system will be located in a data center. A data center is a facility used to house mission critical computer systems and associated components. The data center will include environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant data communications connections and high security.

In order for our system to be able to place and receive calls, it is necessary to connect to phone service providers. We will avoid the larger carriers since they generally impose large monthly fees and minimum revenue commitments. There are many VoIP companies on the market that supply VoIP phone connectivity at a low cost with low commitment levels. Some also provide space, for a fee, in which to house our servers. This will allow us to directly connect to their equipment which will increase reliability and quality of the calls and reduce the Internet traffic cost. We have not entered into any agreements or contracts with any such VoIP companies.

Our selection of the VoIP company will depend on:

•	Price
•	Quality of both national and international connectivity
•	Location of the data center where the VoIP company is located.

Sales and distribution

We anticipate offering our services through distributors and resellers. We do not currently have any agreements or contracts with any distributors or resellers.

Resellers

We expect to be able to support three levels of resellers. We refer to them as Levels I, II and III resellers.

Level I resellers are typically substantial organizations with strong distribution networks (for example a calling card company or a company involved in the resale of long distance services). Level I resellers can opt to have their own brand name (in which case, they may set their own prices) or sell under one of Utalk’s brand names. They will have the ability to add, suspend and manage Level II and III resellers.

Level II resellers typically recruit and manage multiple Level III resellers. They will also have the ability to add, suspend and manage Level III resellers.

Level III resellers are the individuals, stores and web sites that sell directly to the end user. They have the ability to create end user accounts as well as add credit to them.

Exclusive Regional Resellers

We may grant Level I resellers regional exclusivity. In such a case, we will set revenue targets for the reseller as a requirement to maintaining its exclusivity. This target will depend on the market size of the territory. If the reseller fails to meet the revenue target, we will retain the right to revoke the exclusivity. The exclusive reseller will be responsible for recruiting other resellers within the territory. The grant of exclusivity will be based on, in addition to other factors, the following:

  - Strength of organization in the region.

  - Track record in this industry

  - Commitment to spend advertising dollars

  - The size of the region and its market potential.

The territory of the exclusive reseller will depend on the size of the market and the sale volume produced by said reseller.

We believe our strategy of focusing on offering the Company’s services through resellers rather than directly to the end user will allow us to capture a larger market share at a significantly lower cost. If this strategy ultimately proves to be successful, we will have ready access to the potentially large customer bases serviced by resellers.

The advantage for the reseller is immediate access to lucrative services without the need to invest in building and maintaining such systems as well as continuously updating their service offering. It will also enable them to focus on core competencies and up-selling services to their customer base.

Revenue model

Our revenue will be earned from direct and wholesale sales. Direct sales will be revenue from brands that we own. These brands are marketed to the end users directly by Utalk or through a network of resellers. Wholesale sales are revenues earned by enabling other service providers to utilize the Company’s call-back services.

Direct sales:

In this case, the Company will collect revenue from the end users through credit card payment using Paypal. When paying through Paypal, we will reserve a portion of the money for the resellers and affiliates and keep the rest. Our system will automatically calculate the revenue sharing between Utalk and the different levels of resellers. Any such revenue sharing arrangement will be determined based upon prevailing market conditions and will be re-evaluated on a regular basis.

Wholesale:

In this model, a Level I reseller will brand our solution under their name. They will wholesale services at a rate agreed upon with the Company, and then resell them at prices of their choosing. The wholesaler must pre-pay for services and their clients will not be able to place calls if the wholesaler balance with us is negative. The wholesaler is set as a reseller Level I in our system and will be able to have two levels of resellers working for them in addition to affiliates.

Marketing strategy

We plan on using “Cost per Click” (“CPC”) web based advertising to gain traffic to our website. Under this program, we will design our own ads, target locations (ie. countries or regions) and keywords. A “keyword” is another term for “search term”. When someone is searching for information on the internet, they will usually visit a search engine such as Yahoo or Google and type in some words describing what they are looking for. The search engine then returns results based upon the words submitted. Search engines such as Google have their own CPC advertising programs. We will be focusing on Google (Adwords) for primary campaigns. Google is the most popular search engine and we believe it will provide us with the greatest potential amount of traffic exposure.

With CPC advertising, we only pay for actual clicks on the ad, which will then be directed through to our website. CPC-based advertising allows businesses to pay only for the leads they receive. According to www.businessnation.com, over 80% of people start their search through a search engine when they need to find specific information online. In addition, businessnation.com reports that consumers are 5 times more likely to purchase from search listings, 7 times more likely to view search listings and 20 times more likely to click on search listings, when compared to banner.

We believe this is the most cost effective and targeted audience advertising we can obtain with our limited resources. This method will enable us to control our advertising costs with respect to our target market through control over the search terms, titles and description for each listing. Furthermore, we can control the amount to pay for each listing and the maximum amount we wish to spend on a daily basis. It also allows us to pause or alter the advertising. The keywords will focus on search results, which we believe will be most related to our product.

We also plan on selling our product through an Affiliate Marketing Program (“APM”). An APM is a form of profit sharing program that is widely accepted and utilized in internet commerce. We will implement our website based APM program, which will effectively track and account for affiliate activity. Under the APM, we pay other website owners commission for referring customers who make a purchase.  Participating website owners provide links, such as banners, to our products on their own websites.  We are planning to payout commissions of 10-20% of the product purchase price as an incentive to sell our products for each referred customer who uses or services.

Our APM management tools will also be available to our resellers who may choose to develop their own APM program. Our advertising will be largely targeted to recruiting resellers and service providers to adopt and resell our service.

In addition to Google advertising, we intend to advertise on websites such as Linkshare.com, Commissiongroup.com, Affiliateprograms.com, and in periodicals such as Revenue Today magazine (www.revenuetoday.com) - all of which are targeted to affiliate marketing prospects and products. Affiliates will signup directly on our website, or through one of the affiliate marketing sites listed above. We believe the benefits of affiliate marketing far outweigh the commission costs, given our current position as a startup with no revenue. Affiliate marketers provide increased exposure to our product, incur the cost of generating traffic and save us the cost of hiring a sales and marketing force, until we have the resources to do so.

Our business model anticipates the creation of a network of established multi-level reseller partners in our target market areas to reach our potential end users.  We believe we offer reseller partners certain advantages, including:

•	Fast Time to Market - By taking advantage of our existing infrastructure and software solution, a distributor's service can be up and running within days.

•	Operational Freedom - By outsourcing application management to us, resellers can focus on critical resources, revenue generation and business development functions.

•	Customization - Our resellers are able to customize our solution to suit the needs of their end user client base.

•	24/7 Access - Resellers or end users have access to applications via the Internet on a 24/7 basis.

•
Private Label Solution - Our branded solutions offer distributors and agents the ability to build their own branded services in their territory. Our services are designed to be privately labeled and can be customized to meet the reseller's "look and feel" in addition to business processes.

Branding:

Utalk expects to introduce multiple service brands into the market with different price points. While this may dilute the value of the Utalk brand, it is a common practice by calling-cards companies. It may be necessary to create a specific brand for a marketing agency who wants to be exclusively marketing this brand.

Intellectual Property

We do not have any patents or patent-pending applications.  We currently have no plans to seek patent protection, although we do not exclude that this may become a possibility in the future. We will maintain ownership of the software developed and do not intend to release the source code to anyone. Resellers will have rights to use the software to sell our services but will not own the software or have any ownership rights to it. They will also not be allowed to modify the software in any fashion.

Competition

While there are many companies that focus on the international market for call-back services, we intend to focus solely on the delivery of call-back services in Canada. We are aware of only three companies that are focused on cellular phone subscribers in Canada. Notwithstanding, other such companies may in fact exist and it is very likely that they do. One company which we are aware of is Globalive Communications Corp. (http://www.globalive.com), a private company based in Toronto, Canada and offer services through Yak Communications (Canada) Corp. (http://www.yak.com/). Its call-back product is named YakCallback. However, they charge by the minute and do not offer flat fee monthly rates. Another such company is IMC Telecom (http://www.imctelecom.com/) which offers service in cities in Canada such as Montreal, Ottawa, Toronto, Calgary and Vancouver. The third company, a private company based in Vancouver, Canada, is Packetera Communications Inc. which is in the beta stage of their call-back service. Packetera advertises its service under the “itokk” brand name (http://www.itokk.com/).

We believe that we have the following competitive advantages:

•	We expect to enable other service providers to deliver the same service over our platform but with that service provider’s own branding

•
We will be one of the first companies to focus on the Canadian cellular market We are currently aware of two competitors on the market. The first is Yak.com and they charge over 3.5 cents per minute. We expect to match this rate for usage based plans but will also offer flat monthly plans ($10 for local calling, $15 for national calling and $20 for free calling in Canada and USA). The other competitor, Evoiphone charges $10 for unlimited calling, but limits its service to a few markets.

•	We will have reduced operational costs since we anticipate that such costs can be spread over multiple resellers and other service providers.

•	Our resellers and service providers will be able to focus on marketing and sales, without the need to expend resources on support and operational issues.

Government Regulation

The telecommunications sector in Canada is regulated by the Canadian Radio-television and Telecommunications Commission (CRTC). However, we are not aware of any ruling, prohibition, or restriction on the use of callback services in Canada.

Privacy Regulations

Since we will be collecting confidential information about our customers including personal information (name, address, and telephone numbers), payment information (credit card, bank details, etc.) and phone calling history, we will be enacting measures to ensure the privacy of the customer data. Such measures will include strong encryption of the data and strong access control to the data where only authorized persons are able to do so. We do not intend to share our customer data with anyone except if mandated by a government regulation (e.g., Patriot Act).

As of 2006, Canadian business and private sector organizations are subject to federal or provincial privacy protection legislation governing both customer and, with some exceptions, employee information.

Effective as of January 1, 2001, the Canadian federal government enacted the Personal Information Protection and Electronic Documents Act (PIPEDA). PIPEDA applies to federally-regulated private sector organizations (i.e., organizations in the transportation, communications, broadcasting, federal banking and offshore sectors, as well as in Canada’s three territories), and to other private sector organizations in provinces that have not enacted “substantially similar” legislation. It applies to personal information and health information that is collected, used or disclosed in the course of commercial activity that takes place across the Canadian border, between provinces, and within a Canadian province that has not enacted “substantially similar” legislation.

To date, Alberta and British Columbia have joined Québec in enacting their own private sector privacy legislation.   Each of the Québec, British Columbia and Alberta statutes has been recognized as “substantially similar” by the Canadian federal government. (http://www.osler.com/resources.aspx?id=8686).

Employees

We have no employees other than our sole officer and director, Mazen Hleiss.  As such, Mr. Hleiss has been responsible for all business planning, and operational duties, and will continue to perform these duties throughout the early stages of our growth. During this time, Mr. Hleiss will supervise the development and deployment of our software. However, much of the software development will be outsourced to a private contractor. Mazen will spend a minimum of 20 hours per week on the business of the Company.

We anticipate that within the next eleventh months after the development of our product, we will need to hire a sales and support assistant who will be responsible for answering customer and reseller inquiries and providing basic support.

Research and Development

We did not spend any specific funds on research and development activities during the year ended September 30, 2007, other than expenses that were generally incurred in the development of our business.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements.” Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

We are a development stage company and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We were established on January 30, 2007 and have no operating history.  We are in the development stage and are subject to all of the risks inherent in the establishment of a new business enterprise.  We have had no revenue to date.  Our operations to date have been focused on organizational, start-up, preliminary market research, and fund raising activities. As a development stage company, the Company is a highly speculative venture involving significant financial risk.  It is uncertain as to when we will become profitable, if ever.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business.

We expect losses in the future and as a result, we may not be able to continue operations. Unless we are able to generate revenues and make a profit, our stockholders may lose their entire investment in us.

We expect to incur losses over the next twelve months because we do not yet have any revenues to offset the expenses associated with the development and the marketing of our of our call-back service. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations and as a result our stockholders may lose their entire investment in us.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business strategy is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this registration statement, we incurred a net loss of $10,988 for the period January 30, 2007 (inception) to September 30, 2007. This factor raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for this period.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We will not be able to generate revenue unless and until we successfully develop our call-back system.

The Company expects to incur operating losses over the next twelve months because we have no plan to generate revenue unless and until we are successful in developing our call-back system. We anticipate relying upon third parties to develop such call-back system. We cannot guarantee that we will ever be successful in developing the call-back system or in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We are heavily dependent upon Mr. Mazen Hleiss, our sole officer and director.  The loss of Mr. Hleiss, or the inability to contract with qualified third parties, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of Mazen Hleiss, our sole officer, whose knowledge, leadership and experience would be difficult to replace.  We do not maintain any key person insurance on our officer. If we were to lose his services, our ability to execute our business plan would be harmed, and we may be forced to cease operations until such time as we can hire suitable replacements. As we anticipate relying upon third-parties to develop our call-back system, if we are unable to contract with such qualified third-parties we will not be able to develop our system. As such, we will not be able to generate revenues or continue operations.

Since our sole officer and director works for other companies, his other activities could slow down our operations and we may not be able to successfully effectuate our business plan.

Mazen Hleiss, our sole officer does not work exclusively for us and does not devote all of his time to our operations.  Therefore, it is possible that a conflict of interest with regard to his time may arise based upon his employment with other companies.  His other activities may prevent him from devoting his full-time to our operations which could slow our operations and consequently may reduce our financial results.  It is expected that Mr. Hleiss will only be available to the Company on a part-time basis and may devote approximately twenty hours per week to our operations on an ongoing basis.  Mr. Hleiss has other part-time employment obligations which do not preclude him from devoting up to 20 hours per week to Company business. If our sole officer and director does not devote sufficient time towards our business, we may never be able to effectuate our business plan.

We expect to rely heavily on resellers and distributors of our call-back system in order to generate revenues. If we fail to contract with resellers and distributors, we may not be able to generate sufficient revenues to continue operations. As a result, our stockholders may lose their entire investment in us.

Our Company expects to rely heavily on a network of resellers and distributors of our call-back system and services as a primary source of revenues. We have no contracts or agreements with any resellers or distributors to resell our call-back services. We cannot provide any assurances that we will be able to successfully contract with any such resellers and distributors. If we fail to do so, we may not be able to generate sufficient revenues to continue operations. Accordingly, our stockholders may lose their entire investment in us.

If we are unable to obtain additional funding in the future, our business operations will be harmed. Even if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We expect that the net proceeds of the offering to which this prospectus relates, even if only the minimum number of shares are sold, will be sufficient to fund the operating expenses associated with the development of our call-back system and our proposed marketing and distribution program for the next twelve months. If our expenses over the next twelve months exceed our budgeted expenses, we may need to raise additional funds to pay for such additional expenses. Such additional funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement the Company’s overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not be able to compete with current and potential competitors, some of whom have greater resources and experience than we do.

The call-back services market in which we operate is subject to rapid technological changes. We may not have the resources to compete with our existing competitors or with any new competitors. Our competitors have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to develop customers for our products and services.

Our lack of business diversification could have a negative impact on our financial performance if we do not generate revenue from our products or such revenues decrease.

We expect that our business will consist solely of the development of a call-back system and sale of call-back services. We currently have no other planned lines of business or other sources of revenue. Our lack of business diversification could cause us to be unable to generate revenues since we do not have any other lines of business or alternative revenue sources other than the sale of our all-back platform and service.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Because we do not have an audit or compensation committee, shareholders will have to rely on our sole director, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by, Mazen Hleiss, our sole director and officer.  Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Our principal stockholder, who is also our sole officer and director, owns a controlling interest in our voting stock. Therefore, investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Mazen Hleiss, our sole officer and director beneficially owns 100% of our outstanding common stock. Assuming all shares in this offering are sold, Mr. Hleiss will own 87% of our outstanding common stock. As a result, Mr. Hleiss will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;

•	removal of any of our directors;

•	amendment of our Articles of Incorporation or bylaws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and positions, our director and executive officer will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We will rely on a Voice over Internet Protocol (“VoIP”) provider for our telephone connections; any delay, interruption or financial difficulties by our VoIP provider would result in delayed or reduced rate of service to our future customers and may harm our business.

We anticipate relying upon a third-party VoIP services provider to provide telephone connectivity for our call-back services. We do not have any contracts or agreements with any such VoIP provider. We do not anticipate having any control over the operations of our VoIP provider, and as result, any delay, interruption or financial difficulties by such provider would result in delayed, interrupted or reduced rates of service to our future customers which may harm our business.

Changes in the exchange rates between the United States dollar and foreign currencies may be volatile and may negatively impact our costs which could adversely affect our operating results.

When operating in foreign countries, such as Canada, we expect to incur a certain amount of our expenses from our operations in foreign currency and translate these amounts into United States dollars for purposes of reporting operating results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations, as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we anticipate holding foreign currency balances, which will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, which may affect our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

Future legislation or regulation of the internet and/or internet commerce services, could restrict our business, prevent us from offering service or increase our cost of doing business, which could result in a loss of revenue.

At present there are few laws, regulations, or rulings that specifically address access to or commerce on the internet. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or  settlement  charges,  imposing  taxes  related to internet  commerce, imposing   tariffs  or   regulations   based  on  encryption   concerns  or  the characteristics and quality of products and services.  Any such regulation could restrict our business or increase our cost of doing business and consequently a loss of future revenue.

Risks Associated with Our Common Stock

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, of which 4,000,000 shares are issued and outstanding.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and

·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the NASD Over The Counter Bulletin Board after the registration statement relating to this prospectus is declared effective by the SEC. We do not yet have a market maker who has agreed to file such application.  If for any reason our common stock is not quoted on the Over The Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Item 2.  Description of Property.

Our principal executive offices are currently located at Seaford Fifth Avenue Plaza, 800 5th Avenue, Suite 4100, Seattle, WA, 98104. We have a formal rental agreement for $190 per month. We currently pay $190 per month for this space. The lease agreement is for a twelve month period commencing August 1, 2007, and is automatically renewed for successive one year periods, unless terminated by either party.

Item 3.  Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In the United States, our common shares are not traded on the National Association of Securities Dealers Inc. OTC Bulletin Board or any other exchange. Trading will commence when we receive our symbol.

We currently do not have any transfer agent. However we are currently seeking the services of one.

On April 14, 2008 the shareholders' list of our common shares showed 1 shareholder and 4,000,000 shares outstanding. The shareholder is our sole Director and president of the company Mazen Hleiss.

Dividends

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities for the year ended December 31, 2007.

Item 6.  Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2007 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Plan of Operations

From the date of our incorporation on January 30, 2007 to December 31, 2007, we have been a start up company that has not generated revenues.

We have not generated any revenues since our inception.  To date, we have engaged in the following activities:

Our sole officer and director has conducted preliminary market research relating to call-back services, as well as the software to be used in connection with our anticipated service. In addition, we have reserved a domain name, www.utalklive.com, for our Company at a cost of approximately $30 per year. We have also acquired web and email hosting (up to 4 emails) for $240 per year.

During the next twelve months following the termination of our offering, we intend to engage in the following activities:

First Three Months

During the first three months, we plan to:

·	Hire a third-party software contractor to develop our software;

·	Initiate our software development activities

·	Initiate the development of our corporate and marketing collateral

Software Development: We plan to retain the services of a software contractor by the end of the first month.  We will also retain the services of a software specialist with expertise in Asterisk software and have budgeted $2,500 for this task. Asterisk software is specialized and our software developer may not have the necessary skills to work with Asterisk. During the second and third months, we will work with the software contractor on the development of the software specifications and on a high level design. We have not yet purchased any software or entered into any contracts for third-party software development services.

In addition, we expect that will sign an agreement with a VoIP provider for local and long distance connectivity.

Marketing activities: By the end of the first month, we plan to hire a graphic and web design contractor. We expect that the contractor will finish developing our corporate collateral as well as a professionally looking web site. During month 3, we will also proceed with the printing of business cards, letterheads and envelopes.

Miscellaneous activities: During the first month of operation, we will also purchase one phone and one fax line at a cost $60 per month.

Fourth through Sixth Months

During the fourth through the sixth months, we expect to focus on the development of our product. This includes the set-up of the development environment, design of the main database and the customization of the call-back software.

Seventh through Ninth Months

During the seventh through ninth months, we expect to achieve the following:

·	Complete the development of the software

·	Complete the formulation of a marketing and sales strategy

·	Complete the development of our marketing collateral

·	Purchase and configuration of computer servers to deploy our call-back services

·	Initiate sales activities

We expect that our contractor will finish the modification and testing of our product by the end of the eighth month if we raise the minimum amount of funding.

However, if we raise the average amount of funding or greater, we will direct our software developer to modify the software to allow payment by entering credit card information by telephone. This will take an additional two months and will continue into the fourth quarter.

In the ninth month, we will start limited advertising using Google Adwords. The advertising will target resellers and service providers.

Tenth through Twelfth Month

During the tenth through twelfth months, we expect to achieve the following:

·	Launch our advertising campaign to attract resellers

·	Launch our service in Canada

·	Make our service available to resellers

·	If we have enough funding, continue the development of our product

If only the minimum amount is raised, we do not expect to be able to develop additional features to the product. We intend to retain the software contractor on a maintenance contract at a rate of approximately $400 per month.

We will be advertising with Google’s Adwords targeting both resellers and end users. Google advertising will funnel potential end users and resellers to our web site. The users will have the option to subscribe to our service packages and pre-pay for service using Paypal. Interested resellers will be able to fill-out and submit information and contact request form. We will then contact the interested reseller and evaluate their suitability to resell our product. If we raise the maximum level of funding, we intend to allocate more money on advertising with Google.

In the eleventh and twelfth months, we anticipate needing to hire one sale and support assistant that will be responsible for answering customers and reseller queries and provide basic support. We plan to hire this person in a developing country to keep cost down. We have budgeted $1,400 per month for the sales assistant.

Servers: We anticipate purchasing two computer servers to host the Call-back software and associated elements. Depending on the sum raised, we will purchase more powerful servers - the more powerful servers being more expensive.

Server hosting: The above-mentioned servers will be hosted in a data center. Typically, a monthly fee of $100 per server is charged. We have budgeted $2,400 for the full first year.

Voice over IP Connectivity: Refers to the cost of the connecting our service to a VoIP provider that will provide us with both local and long distance connectivity. It is expected that until we have established our customer base, this cost will be minimal

Software Development and Customization: This is the fee paid to the software consultant for the development and customization of the call-back solution.

Telephone: This refers to internal telephone cost such as a phone and fax lines for the Company as well as long distance.

Web hosting: We anticipate that we will host our corporate web site and email with an external web hosting provider.

Corporate and Marketing Collateral: These include the design of a logo, web site, stationary and brochures, as well as the printing of a limited amount of stationary and brochures.

Advertising: Our advertising will be targeted toward web sites that attract resellers of our product. We also intend to advertise on Google’s website (www.google.com) using its Adwords program. AdWords is Google's flagship advertising product which displays advertising when the user of the Google search engine searches for specific terms. Using this product, we are able to define which terms we want our advertising to show for, how much money to spend every time a user clicks on our advertising (referred to as “Cost per Click” or “CPC”), the total daily budget and the geographical area of the user.

Office Rental: We have rented office space in Seattle, Washington for a monthly fee of $190.

Office equipment: We anticipate that will need to purchase a file cabinet and a laptop computer with Microsoft Windows and Office (Professional Edition) software.

Office supplies: This refers to general office supplies including, but not limited to, printer cartridges, envelopes, stamps, scissors, staples, etc.

Misc. Expenditures: This refers to miscellaneous items that have not been accounted for or that is difficult to predict such as bank fees, entertainment, software, etc.

Transfer Agent: While we do not currently have any agreement with a Transfer Agent, this charge refers to any fees associated with retaining a Transfer Agent.

Legal and Accounting: We will be incurring accounting, auditing and legal fees associated with being a public company.

We intend to use the proceeds of this offering in the manner and in order of priority set forth above. We do not intend to use the proceeds to acquire assets or finance the acquisition of other businesses. At present, no material changes are contemplated. Should there be any material changes in the projected use of proceeds in connection with this offering, we will issue an amended prospectus reflecting the new uses.

In all instances, after the effectiveness of this registration statement, the Company will need some amount of working capital to maintain its general existence and comply with its public reporting obligations. In addition to changing allocations due to the amount of proceeds received, we may change the uses of proceeds because of required changes in our business plan. Investors should understand that we have wide discretion over the use of proceeds. Therefore, management decisions may not be in line with the initial objectives of investors who will have little ability to influence these decisions.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock to the sole Director Mazen Hleiss and loans from Mazen Hleiss..

At December 31, 2007, we had working capital deficiency of $3,448.

At December 31, 2007, our total assets were $7,851 which consisted primarily of cash of $7,552.

At December 31, 2007, our total liabilities were $11,299.

For the year ended December 31, 2007, we posted losses of $23,448. The principal components of the losses for the year ended September 30, 2007 were accounting fees of $5,073 and legal fees of $16,282.

Operating expenses for the year ended December 31, 2007 were $23,448.

At December 31, 2007, we had cash on hand of $7,552.

Cash Requirements

Presently, we currently are not generating revenues. Management projects that we will require additional funding to maintain our current operations and to enable us to address our current and ongoing expenses and continue with the marketing and promotion activity connected with the development of the call-back service.

There is doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the development of call-back, profitable commercialization of the service, and obtaining additional financing. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred operating losses since inception of $23,448. As we had cash on hand of $7,552 as at December 31, 2007, management projects that we may require an additional $59,580 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending December 31, 2008.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to obtain further funds as may be required for our continued operations. If required, we will pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Purchase of Significant Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Going Concern

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through December 31, 2007 have incurred losses of $23,448 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We consider the following to be our critical accounting policies:

Income Taxes

Utalk recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents and the Company`s net loss incurred for the period presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 7.  Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Malone Bailey, PC for the audited financial statements for the period ended December 31, 2007 is included herein immediately preceding the audited financial statements.

Utalk Communications, Inc. (audited):

Report of Malone Bailey, PC dated April 11, 2008

Balance Sheet at December 31, 2007

Statements of Operations for the period ended December 31, 2007

Statements of Cash Flows for the period ended December 31, 2007

Statement of changes of stockholders’ deficit for the period ended December 31, 2007.

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Utalk Communications, Inc.
(a development stage company)
Seattle, Washington

We have audited the accompanying balance sheet of Utalk Communications Inc. at December 31, 2007 and the related statements of operations, shareholders’ deficit, and cash flows for the period from inception (January 30, 2007) through December 31, 2007. These financial statements are the responsibility of Utalk's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Utalk is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Utalk’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utalk Communications Inc at December 31, 2007 and the results of operations and cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Utalk will continue as a going concern. As discussed in Note 3 to the financial statements, Utalk suffered losses from operations and has inadequate cash to fund planned operations in 2008, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey PC
www.malone-bailey.com
Houston, Texas

April 11, 2008

Utalk Communications Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2007

Asset

Current:
Cash	$7,552
Prepaid expenses	299

Total Assets	$7,851

Liabilities

Current:
Accounts payable and accruals	$11,299

Total Liabilities	11,299

Stockholders` Deficit

Common stock authorized –
50,000,000 common shares, par value $0.001,
4,000,000 shares issued and outstanding	4,000
Additional paid in capital	16,000
Deficit accumulated during the development stage	(23,448)

Total Stockholders’ Deficit	(3,448)

Total Liabilities and Stockholders’ Deficit	$7,851

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statement of Operations

Period from Inception (January 30, 2007) to December 31, 2007
Operating expenses:
Accounting fees	$5,073
Legal fees	16,282
General and administrative	2,093

Net loss	$(23,448)

Basic and diluted (loss) per common share	$(0.01)

Weighted average number of common shares outstanding – Basic and Diluted	4,000,000

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the period from Inception (January 30, 2007) to December 31, 2007

	Additional
	Common Shares	Paid-in	Accumulated	Total
	Issued Shares	Amount	Capital	Deficit	Equity
Shares issued to founder at inception	4,000,000	$4,000	$16,000	$-	$20,000

Net (loss)	-	-	-	(23,448)	(23,448)

Balance, December 31, 2007	4,000,000	$4,000	$16,000	$(23,448)	$(3,448)

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statement of Cash Flows

Period from
Inception
(January 30, 2007)
to
December 31, 2007
Operating Activities
Net (loss)	$(23,448)
Increase in prepaid expenses	(299)
Increase in accounts payable	11,299

Cash (used in) operating activities	(12,448)

Financing Activity
Sale of stock	20,000

Increase in cash	7,552
Cash, opening	-

Cash, closing	$7,552

Supplemental disclosure of cash flow information:

Taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

Note 1 – Nature of Operations

Utalk Communications Inc., incorporated in on January 30, 2007, is a development stage company whose purpose is to engage in the development and marketing of telephone services using a call-back platform.  Utalk has elected December 31as its fiscal year-end.

Utalk has no operations and in accordance with SFAS#7 is considered to be in the development stage.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

Income Taxes

Utalk recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents and the Company`s net loss incurred for the period presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

Utalk does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

Note 3 – Going Concern

These financial statements have been prepared on a going concern basis. As at December 31, 2007, Utalk has a net working capital deficiency of $3,448, has not generated any revenue since inception and has accumulated losses of $23,448.  The continuation of Utalk as a going concern is dependent upon the continued financial support from its shareholders, the ability  to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Utalk’s ability to continue as a going concern.

Note 4 – Income Taxes

Utalk uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2007, Utalk incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $23,448 at December 31, 2007, and will expire in the year 2027 and 2028.

As at December 31, 2007, deferred tax assets consisted of the following:

Net operating loss	$3,517
Less: valuation allowance	(3,517)
Net deferred tax asset	$-

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of December 31, 2007, our company’s Chief Executive Officer and Chief Financial Officer conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.   OTHER INFORMATION

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONSAND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OFTHE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

As at the date hereof, names and ages of our directors and executive officers, their positions with our company and term of offices thereof and any directorships at other reporting companies are as follows:

Name	Age	Position Held with our Company	Date First Elected or Appointed	Other Reporting Company Directorships
Mazen Hleiss	35	Director President Treasurer Secretary	January 30, 2007 January 30, 2007 January 30, 2007 January 30, 2007	N/A

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, our directors, executive officers, promoters and control persons have not been involved in any of the following events that are material to an evaluation of the ability or integrity of any one of them:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

At present, we do not have any committees of the board of directors.

Code of Ethics

At present, we have not adopted any code of ethics.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Shares and other equity securities, on Forms 3, 4 and 5 respectively. Directors, executive officers and persons who own more than 10% of a registered class of our equity securities are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

ITEM 10.  EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2007 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);

•
each of our two most highly compensated executive officers, other than the Chief Executive Officer (Principal Executive officer), who were serving as executive officers at the end of the fiscal year ended December 31, 2007; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2007;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Mazen Hleiss	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2007, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Director Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended December 31, 2007.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase Common Shares as determined by our board of directors or a compensation committee that may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than as indicated herein, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 14, 2008, there were 1,840,000 Common Shares issued and outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Shares as of that date by: (a) each of our directors, (b) each of our executive officers, and (c) all of our directors and executive officers as a group.

Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our Common Shares. The number of Common Shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Common Shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 1, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the Common Shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Mazen Hleiss	1,840,000	Direct	100%
Holders of More than 5% of our Common Shares	Nil	N/A	0.00%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, ANDDIRECTOR INDEPENDENCE.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;

•	any person proposed as a nominee for election as a director;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•	any of our promoters; and

•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 13.  EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
3.1	Certificate of Incorporation of Registrant*
3.2	Bylaws of Registrant*
4.1	Specimen Common Stock Certificate*
10.1	HQ Agreement, dated July 16, 2007, between Utalk Communications, Inc. and Regus Management Group, LLC*
10.2	Regus Agreement, dated December 12, 2007, between Utalk Communications, Inc. and Regus Management Group, LLC*
10.3	Form of Subscription Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2008.
32	Certification pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2008.
_____________	___________
*	Previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-148266) filed with the Securities and Exchange Commission on December 21, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

2007
Audit Fees	$5,000
Audit Related Fees	$Nil
Tax Fees	$Nil
All Other Fees	$Nil
Total	$Nil

In the last two fiscal period ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use Malone Bailey, PC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone Bailey, PC to provide compliance outsourcing services.

Effective May 6, 2003, the SEC adopted rules that require that before Malone Bailey, PC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Malone Bailey, PC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone Bailey, PC’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Utalk Communications Inc.
By:	/s/Mazen Hleiss
Name: Mazen Hleiss
Title: President, Chief Executive Officer (Principal Executive Officer) and Director
Dated: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Mazen Hleiss
Name: Mazen Hleiss
Title: President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: April 14, 2008