Form 10-Q
period 2008-03-31
Utalk Communications Inc.
filed 2008-05-27
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  333-148266

 Utalk Communications, Inc.

 (Exact name of small business issuer as specified in its charter)

 Nevada
98-0530295

 (State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

 Seaford Fifth Avenue Plaza  800 5th Avenue, Suite 4100, Seattle WA

 (Address of principal executive offices)

 206.224.4108

 (Issuer’s telephone number)

 N/A

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,000,000 common shares issued and outstanding as at May 7, 2008.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Part 1

Utalk Communications Inc.
(A Development Stage Company)
Balance Sheets
Unaudited

March 31, 2008
December 31, 2007

 Assets

 Current:

    Cash
$45,113	$7,552

    Prepaid expenses
299	299

 Total Current Assets
45,412	7,851

 Capitalized website costs
3,500	-

 Total Assets
$48,912	$7,851

 Liabilities

 Current:

    Accounts payable and accrued liabilities
$2,799	$11,299

    Due to stockholder
7,000	-

 Total Liabilities
9,799	11,299

 Stockholders` Equity (Deficit)

 Common stock authorized –

  50,000,000 common shares, par value $0.001,

 4,470,000 shares issued and outstanding
4,470	4,000

 Additional paid in capital
62,530	16,000

 Deficit accumulated during the development stage
(27,887)	(23,448)

 Total Stockholders’ Equity (Deficit)
39,113	(3,448)

 Total Liabilities and Stockholders’ Equity( Deficit)
$48,912	$7,851

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Expenses
Unaudited

Three Months Ended March 31, 2008
Inception (January 30, 2007) to March 31, 2007
Period from Inception (January 30, 2007) to March 31, 2008

 Operating expenses:

    Accounting fees
$2,250	$-

$7,323

    Legal fees
-
-
16,282

    General and administrative
2,189	-
4,282

 Net loss
$(4,439)	$-
$(27,887)

 Basic and diluted lossper common share
$	$	(a	)

 Weighted average number of common

 shares outstanding – Basic and Diluted
4,185,989	4,000,000

 (a)
Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

Three Months Ended March 31, 2008
January 30, 2007 to March 31, 2007
Period from Inception (January 30, 2007) to March 31, 2008

 Cash Flows from Operating Activities

 Net loss
$(4,439)	$-	$(27,887)

 Changes in assets and liabilities:

 Increase in prepaid expenses
-	-	(299)

 Increase in accounts payable
(8,500)

 Net cash used in operating activities
(12,939)	-	(25,387)

 Cash Flows from Investing Activities

 Purchase of website development costs
(3,500)	-	(3,500)

 Cash Flows from Financing Activities

 Advances from stockholder
7,000	-	7,000

 Sale of stock
47,000	-	67,000

 Net cash provided from financing activities
54,000	-	74,000

 Increase in cash
37,561	-	45,113

 Cash, beginning of period
7,552	-

 Cash, end of period
$45,113	$-	$45,113

 Supplemental disclosure of cash flow information:

    Taxes paid
$-	$-

    Interest paid
$-	$-

The accompanying notes are an integral part of these financial statements.

Utalk Communications Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008
Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Utalk, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Utalk’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form 10-KSB have been omitted.

Accounting Policies

Capitalized Website Costs

Utalk follows AICPA Statement of Position 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” as well as EITF 00-02: “Accounting for Web Site Development Costs”.  In accordance with SOP 98-1 and EITF 00-02, internal costs incurred to develop a web site to be used for commercial purposes  are charged to expense when incurred until technological feasibility has been established for the web site. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

Capitalized website development costs are amortized over the web sites estimated useful life once it is available for general use by customers. Annual amortization is the greater of straight-line over the product's estimated useful life or the percent of the product's current-year revenues as compared to the product's anticipated future revenues.

Capitalized  website development costs are evaluated for impairment on a product-by-product basis by a comparison of the unamortized capitalized costs to the product's net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value is recognized as an impairment charge.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. As of March 31, 2008, Utalk  has not generated any revenue since inception and has accumulated losses of $27,887.  The continuation of Utalk as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Utalk’s ability to continue as a going concern.

Common Stock

Utalk sold 470,000 common shares for cash at $.10 per share during the three months ended March 31, 2008.

Item 2.                 Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Utalk” means Utalk Communications, Inc.,  unless otherwise indicated.

General

We are in the process of developing our  call-back services. We expect that we will be able to offer service toward the end of 2008. We were incorporated in the State of Nevada on Junuary 30, 2007.

The address of our principal executive office is Seaford Fifth Avenue Plaza, 800 5th Avenue, Suite 4100, Seattle, WA.  Our telephone number is 206-224-4108.

Our Current Business

We were incorporated in the State of Nevada on January 30, 2007, and are a development stage company.  From our inception to date, we have not generated any revenues, and our operations have been limited to organizational, start-up, and capital formation activities.  We currently have no employees other than our sole officer, who is also our sole director.

We are engaged in the development and marketing of call-back services using a call-back platform. Generally, our anticipated call-back service will enable a customer to call a designated telephone number and disconnect. The system will automatically identify the caller as a customer, call the user back and provide the customer with a dial-tone to place an outbound call. In doing so, our service will enable our customers to realize cost savings when there is a substantial differential between the cost of placing and receiving calls.

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

Our Products and Services

We have reviewed available call-back solutions currently in the market in order to determine how best to develop, deploy and offer our services, and have narrowed our options to two solutions:

●	The first is to purchase licenses for a commercial call-back package such as that offered by VoipSwitch (www.VoipSwitch.com).

●
The second is to use an open source product such as Asterisk2billing (www.asterisk2billing.org). The software includes call-back functionality. However, it will require a significant level of customization (See below under Product Development) and does not include a multi-level reseller module.

We decided that the second option presents the best and most cost effect opportunity for the Company to develop our service for the following reasons:

●	We will have license-free software to deploy on as many servers as we need, whereas choosing the first option will force us to buy software licenses for every server we deploy.

●	We have the ability to customize the second product and continuously introduce new products.

●
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

We will be making substantial modifications and additions to the software to meet our needs as described in our Platform Development section below.

Utalk’s Call-Back Packages:

We anticipate that our pricing packages will be either flat-fee, usage-based, or a combination of the two:

●	Flat-fee packages: A user is charged a flat monthly fee for the service. We anticipate offering several local and national packages.

●	Usage-based package: A user is charged by the minute based upon a specified rate.

●
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

●
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

●
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

●
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

Our selection of the VoIP company will depend on:

●	Price
●	Quality of both national and international connectivity
●	Location of the data center where the VoIP company is located.

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

Exclusive Regional Resellers

We may grant Level I resellers regional exclusivity. In such a case, we will set revenue targets for the reseller as a requirement to maintaining its exclusivity. This target will depend on the market size of the territory. If the reseller fails to meet the revenue target, we will retain the right to revoke the exclusivity. The exclusive reseller will be responsible for recruiting other resellers within the territory. The grant of exclusivity will be based on, in addition to other factors, the following:

●	Strength of organization in the region.
●	Track record in this industry
●	Commitment to spend advertising dollars
●	The size of the region and its market potential.

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

Our business model anticipates the creation of a network of established multi-level reseller partners in our target market areas to reach our potential end users.  We believe we offer reseller partners certain advantages, including:

●	Fast Time to Market - By taking advantage of our existing infrastructure and software solution, a distributor's service can be up and running within days.

●	Operational Freedom - By outsourcing application management to us, resellers can focus on critical resources, revenue generation and business development functions.

●	Customization - Our resellers are able to customize our solution to suit the needs of their end user client base.

●	24/7 Access - Resellers or end users have access to applications via the Internet on a 24/7 basis.

●
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

We believe that we have the following competitive advantages:

●	We expect to enable other service providers to deliver the same service over our platform but with that service provider’s own branding

●
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

●	We will have reduced operational costs since we anticipate that such costs can be spread over multiple resellers and other service providers.

●	Our resellers and service providers will be able to focus on marketing and sales, without the need to expend resources on support and operational issues.

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

We anticipate that after the development of our product, we will need to hire a sales and support assistant who will be responsible for answering customer and reseller inquiries and providing basic support.

Results of Operations

From the date of our incorporation on January 30, 2007 to March 31, 2008, we have been a development stage company that has generated no revenues.

Janaury 1 – March 31, 2008 compared with the period from inception (January 30, 2007 ) to March 31, 2007.

We posted an operating loss of $4,439 for the three month period ended March 31, 2008 compared to operating losses of $Nil for the period ended March 31, 2007, and operating losses of $27,887 since inception (January 30, 2007) to March 31, 2008.   The principal component of the increase was due to an increase in general and administrative and accounting expenses.

Our operating expenses for the three month period ended March 31, 2008 compared to the period ended March 31, 2007 are classified primarily into the following two categories:

●	Accounting fees for the year end audit. The amount incurred by our company during for the three month period ended March 31, 2008 was $2,250, compared to the period ended March 31, 2007 of $Nil;
●	General and administrative expenses. The amount incurred by our company during for the three month period ended March 31, 2008 was $2,189, compared to the period ended March 31, 2007 of $Nil.

Financial Condition, Liquidity and Capital Resources

We are in the process of developing Call-back services. We expect that we will be able to offer service toward the end of 2008.  Principal capital resources have been acquired through the issuance of common stock.

At March 31, 2008, we had working capital of $35,613.

At March 31, 2008, we had assets of $48,912.

At March 31, 2008, our total liabilities were $9,799.

At March 31, 2008 we had cash on hand of $45,113.

Plan of Operation

From the date of our incorporation on January 30, 2007 to March 31, 2008, we have been a start up company that has not generated revenues.

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

We have retained a contractor for the development of our web site and marketing and corporate collateral for $3500. We expect that the product will be delivered by the end of June 2008.

We have retained a company for the development and deployment of call-back services. A payment of $12,000 was made for the development of our product and we expect that the product will be delivered by the end of 2008. Our Director will be working closely on the development of the services.

During the next twelve months following the termination of our offering, we intend to engage in the following activities:

April through June, 2008

During this period, we expect to focus on the development of our product. This includes the set-up of the development environment, design of the main database and the customization of the call-back software.

July through September, 2008

During this period, we expect to achieve the following:

●	Complete the development of the software

●	Complete the formulation of a marketing and sales strategy

●	Complete the development of our marketing collateral

●	Purchase and configuration of computer servers to deploy our call-back services

●	Initiate sales activities

October through December, 2008

During this period, we expect to achieve the following:

●	Launch our advertising campaign to attract resellers

●	Launch our service in Canada

●	Make our service available to resellers

●	If we have enough funding, continue the development of our product

January, 2009 and there after

During this period, we plan to focus on our marketing and sales effort.

Employees

As of March 31, 2008, we have no employees.

Personnel Plan

We do not currently plan to add more personnel to our company until the product development is completed when wee expect to hire a sales assistant. As we start offering service, we will consider outsourcing customer support or hiring additional personnel.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses.  Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our call-back products and services throughout the period ending March 31, 2009.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful and sufficient market acceptance of new call-back products and services, the continuing successful promotion of our call-back products and services, obtaining additional financing, and finally, maintaining a break even or profitable level of operations. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred operating losses since inception.  As we had cash on hand of $3,257 as at March 31, 2008, management projects that we may require an additional $50,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending March 31, 2009, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2008

Operating expenditures
Marketing & Sales	$15,000
General and Administrative	$20,000
Product development and deployment	$7,000
Working capital	$13,000
Total (including Offering Costs)	$50,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on January 30, 2007 to March 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on January 30, 2007 to March 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through March 31, 2008 have incurred losses of $27,887 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

For purposes of the cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Property and equipment are stated at cost and depreciated using the declining balance method over estimated economic useful life of 5 years.  Maintenance and repairs are charged to expense as incurred.  Major improvements are capitalized.

The carrying amounts of our stockholder loan payable approximate fair value due to the relatively short period to maturity for this instrument.

We account for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We recognize revenue from usage, storage and system modifications at the time the services are performed.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2008, there were no common share equivalents outstanding.

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Capitalized Website Costs

Utalk follows AICPA Statement of Position 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” as well as EITF 00-02: “Accounting for Web Site Development Costs”.  In accordance with SOP 98-1 and EITF 00-02, internal costs incurred to develop a web site to be used for commercial purposes  are charged to expense when incurred until technological feasibility has been established for the web site. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

Capitalized website development costs are amortized over the web sites estimated useful life once it is available for general use by customers. Annual amortization is the greater of straight-line over the product's estimated useful life or the percent of the product's current-year revenues as compared to the product's anticipated future revenues.

Capitalized  website development costs are evaluated for impairment on a product-by-product basis by a comparison of the unamortized capitalized costs to the product's net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value is recognized as an impairment charge.

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

Mazen Hleiss, our sole officer and director beneficially owns 100% of our outstanding common stock. Assuming all shares in this offering are sold, Mr. Hleiss will own 87% of our outstanding common stock. As a result, Mr. Hleiss will have the ability to control substantially all matters submitted to our stockholders for approval including:

●	election of our board of directors;

●	removal of any of our directors;

●	amendment of our Articles of Incorporation or bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Other Risks

Because our officer and director is located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Our director and officer, Mazen Hleiss, is a nationals and/or resident of country other than the United States, specifically Lebanon, and all or a substantial portion his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer.  Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report.  There have been no changes in our company’s internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

In the quarter ended March 31, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

We sold 470,000 shares at $0.10 per share during the three months ended March 31, 2008.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
3.1	Certificate of Incorporation of Registrant*
3.2	Bylaws of Registrant*
4.1	Specimen Common Stock Certificate*
10.1	HQ Agreement, dated July 16, 2007, between Utalk Communications, Inc. and Regus Management Group, LLC*
10.2	Regus Agreement, dated December 12, 2007, between Utalk Communications, Inc. and Regus Management Group, LLC*
10.3	Form of Subscription Agreement*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2008.
32.1	Certification pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2008.
_____________	___________
*	Previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-148266) filed with the Securities and Exchange Commission on December 21, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTALK COMMUNICATIONS, INC.

By:  /s/ Mazen Hleiss

Mazen Hleiss, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date:  May 27, 2008