Form 10-Q/A
period 2008-03-31
Utalk Communications Inc.
filed 2008-06-05
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

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

Date:  June 5, 2008