Form 10-Q
period 2008-06-30
Utalk Communications Inc.
filed 2008-08-08
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________

                        Commission file number 333-148266


                           Utalk Communications, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       98-0530295
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           Seaford Fifth Avenue Plaza
                     800 5th Avenue, Suite 4100, Seattle WA
                    (Address of principal executive offices)

                                  206.224.4108
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,470,000 common shares issued and outstanding as at August 8, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                          Accelerated filer [ ]
Non-accelerated filer [ ]                            Small reporting company [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Balance Sheets as of June 30, 2008 and
December 31, 2007                                                          3

Unaudited Statements of Expenses for the periods ended
June 30, 2008 and 2007                                                     4

Unaudited Statements of Cash Flows for the periods ended
June 30, 2008 and 2007                                                     5

Notes to the Unaudited Financial Statements                                6

Utalk Communications Inc.
(A Development Stage Company)
Balance Sheets
Unaudited

                                                                      June 30,         December 31,
                                                                        2008               2007
                                                                      --------           --------
ASSETS

Current:
  Cash                                                                $ 26,472           $  7,552
  Prepaid expenses                                                         299                299
                                                                      --------           --------

Total Current Assets                                                    26,771              7,851

Software and website development                                        15,500                 --
                                                                      --------           --------

Total  Assets                                                         $ 42,271           $  7,851
                                                                      ========           ========

LIABILITIES

Current:
  Accounts payable and accrued liabilities                            $     --           $ 11,299
  Due to stockholder                                                     7,000                 --
                                                                      --------           --------

Total Liabilities                                                        7,000             11,299
                                                                      --------           --------

STOCKHOLDERS` EQUITY (DEFICIT)
  Common stock authorized -
   50,000,000 common shares, par value $0.001, 4,470,000 and
    4,000,000 shares issued and outstanding, respectively                4,470              4,000
  Additional paid in capital                                            62,530             16,000
  Deficit accumulated during the development stage                     (31,729)           (23,448)
                                                                      --------           --------

Total Stockholders' Equity (Deficit)                                    35,271             (3,448)
                                                                      --------           --------

Total Liabilities and Stockholders' Equity( Deficit)                  $ 42,271           $  7,851
                                                                      ========           ========


    The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Expenses
Unaudited

                                                                                               Period from      Period from
                                                                                                Inception        Inception
                                           Three Months      Three Months      Six Months      (Jan 30, 07)     (Jan 30, 07)
                                              Ended             Ended             Ended             to               to
                                             June 30,          June 30,          June 30,        June 30,         June 30,
                                               2008              2007              2008            2007             2008
                                            ----------        ----------        ----------      ----------       ----------
Operating expenses:
  Accounting fees                           $    2,274        $       --        $    4,524      $       --       $    9,597
  Legal fees                                        --             8,782                --           8,782           16,282
  General and administrative                     1,568               344             3,757             344            5,850
                                            ----------        ----------        ----------      ----------       ----------

Net loss                                    $   (3,842)       $   (9,126)       $   (8,281)     $   (9,126)      $  (31,729)
                                            ==========        ==========        ==========      ==========       ==========

Basic and diluted loss per common share     $       (a)       $       (a)       $       (a)     $       (a)
                                            ==========        ==========        ==========      ==========

Weighted average number of common
shares outstanding - Basic and Diluted       4,470,000         4,000,000         4,327,995       4,000,000
                                            ==========        ==========        ==========      ==========

----------
(a) Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

                                                                                                Period from
                                                                                                 Inception
                                                          Six Months     January 30, 2007    (January 30, 2007)
                                                            Ended              to                    to
                                                           June 30,         June 30,              June 30,
                                                             2008             2007                  2008
                                                           --------         --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (8,281)        $ (9,126)             $(31,729)
  Changes in assets and liabilities:
    Increase in prepaid expenses                                 --               --                  (299)
    Increase (Decrease) in accounts payable                 (11,299)              --                    --
                                                           --------         --------              --------

Net cash used in operating activities                       (19,580)          (9,126)              (32,028)
                                                           --------         --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of software and website development              (15,500)              --               (15,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholder                                   7,000              210                 7,000
  Sale of stock                                              47,000           20,000                67,000
                                                           --------         --------              --------

Net cash provided by financing activities                    54,000           20,210                74,000
                                                           --------         --------              --------

Increase in cash                                             18,920           11,084                26,472
Cash, beginning of period                                     7,552               --                    --
                                                           --------         --------              --------

Cash, end of period                                        $ 26,472         $ 11,084              $ 26,472
                                                           ========         ========              ========

Supplemental disclosure of cash flow information:
  Taxes paid                                               $     --         $     --              $     --
                                                           --------         --------              --------
  Interest paid                                            $     --         $     --              $     --
                                                           --------         --------              --------


   The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2008


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Utalk, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Utalk's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form 10-KSB have been omitted.

ACCOUNTING POLICIES

CAPITALIZED WEBSITE AND SOFTWARE COSTS

Utalk follows AICPA Statement of Position 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as well as EITF 00-02:
"Accounting for Web Site Development Costs". In accordance with SOP 98-1 and EITF 00-02, internal costs incurred to develop a web site to be used for commercial purposes are charged to expense when incurred until technological feasibility has been established for the web site. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

Capitalized website development costs are amortized over the web sites estimated useful life once it is available for general use by customers. Annual amortization is the greater of straight-line over the product's estimated useful life or the percent of the product's current-year revenues as compared to the product's anticipated future revenues. Capitalized software costs are amortized using the straight line method over the software's estimated useful life once it is available for use.

Capitalized website development costs are evaluated for impairment on a product-by-product basis by a comparison of the unamortized capitalized costs to the product's net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value is recognized as an impairment charge.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of June 30, 2008, Utalk has not generated any revenue since inception and has accumulated losses of $31,729. The continuation of Utalk as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Utalk's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Utalk" means Utalk Communications, Inc., unless otherwise indicated.

GENERAL

We are in the process of developing our call-back services. We expect that we will be able to offer service toward the end of 2008. We were incorporated in the State of Nevada on January 30, 2007.

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

A sample call flow would occur as follows: A customer dials a telephone number that is owned by us which automatically forwards the call to our call-back switch. The customer hangs up after three rings. Our system does not answer the call (so that the customer is not charged for a call by their phone company) but rather detects the customer's phone number. The system automatically checks our customer database and identifies whether the phone number belongs to a customer. If the answer is no, then the system takes no action. If the caller is a customer and has sufficient funds on balance with us, our system will place a call to the customer (we intend that such call will be through a Voice over IP company) and prompts the customer to enter the number they would like to call. The customer enters the destination number and our system will send the call to the VoIP carrier's network. Our system will then track the duration and cost of the call and deduct the appropriate funds from the customer account. If the balance reaches zero, customers will receive a voice prompt notifying them that their funds are running low and the call will be terminated. The callback system is a software program that resides on a computer server that is connected to the public Internet. It will be connected with a VoIP provider across the Internet (if our system is not located in the same facility as the VoIP service provider) or directly to their equipment (if we are located in the same facility). The VoIP company will provide us with phone numbers that customers can call to initiate a call back. They will also provide us with the ability to place calls in North America and internationally.

The callback system will also have a database of all of our customers and their particular information such as name, email, address, phone numbers, account balance and call history. The system will also have telephony software that is able to receive calls, initiate calls, play prompts (messages) and connect to outside parties during a call.

We have not yet developed our call-back system. As discussed below, our initial focus will be to engage in the development of our call-back system. This is described below in our "Products and Services" section. Management intends to outsource the development of this product offshore to reduce costs. However, the intellectual property rights over our software will be retained by the Company. We except that this will be completed within approximately eight months following the termination of this offering, after which we intend to begin marketing our services. All our services will be based on a pre-paid model where a customer must pre-pay for services. We will be marketing our services primarily through a network of regional resellers and distributors in Canada. We also plan to hire a sales/support assistant in approximately eleven months from development of our service to help our executive officer provide support to our end-users and resellers.

We have outsourced the development and deployment of our Call-back service to Netfone Inc. We have paid Netfone Inc. USD $12,000 to perform these tasks. We anticipate the delivery of the product in the forth quarter of 2008. We may opt to use Netfone Inc. to host and maintain the service on our behalf, we will pay them USD $200 per month.

We have retained the services of Island Capital Management, LLC dba as Island Stock Transfer to act as our transfer agent on April 25, 2008.

INDUSTRY BACKGROUND

There are instances when a phone call placed in one direction is considerably cheaper than a phone call placed in the opposite direction. For example, if a person in one region places a call to someone in a different region, the cost may be several times lower than if the call originated from the opposite location. This difference provides an opportunity to offer what is referred to as a call-back service. Call-back services have been used in the international long distance market to bypass expensive long distance charges in certain countries (such as the Philippines, Lebanon, United Arab Emirates, and numerous others). A more recent development is the use of call-back services in conjunction with cellular phone plans. This allow customers to take advantage of the proliferation of unlimited incoming cellular plans in certain countries, such as Canada, and use call-back systems to initiate free or low cost outgoing calls. We plan to focus on the provision of call-back services for cellular phones. We anticipate that our initial focus will be directed to the Canadian market.

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

THE MARKET

CELLULAR MARKET:

The cellular market is immensely large worldwide with 2.5 billion cellular connections as of September 2006 (GSM Association and Ovum - a market research company as quoted by IDG News Service on September 7, 2006). Cellular connections do not represent the number of cellular users, since many subscribers have more than one cellular connection. In addition, these figures include prepaid accounts that may no longer be active. EtForcast, another market research company, provides similar figures at just over 2 billion subscribers in 2005 (http://www.etforecasts.com/). EtForcast figures refer to cellular subscribers rather than cellular connections.

It is impossible to verify the number of subscriptions to specific plans as cellular companies do not disclose this information and provide only total numbers of subscribers. "Unlimited" (or a very large number of) incoming minute plans are popular with plans being offered by nearly every major cellular service provider. We intend to pursue the Canadian cellular market through a series of regional distributors and resellers. We do not plan on allocating any resources at this point to penetrate the U.S. market and will instead focus exclusively on the Canadian market.

OUR PRODUCTS AND SERVICES

We have reviewed available call-back solutions currently in the market in order to determine how best to develop, deploy and offer our services, and have narrowed our options to two solutions:

     * The first is to purchase licenses for a commercial call-back package such as that offered by VoipSwitch (www.VoipSwitch.com).

     * The second is to use an open source product such as Asterisk2billing (www.asterisk2billing.org). The software includes call-back functionality. However, it will require a significant level of customization (See below under Product Development) and does not include a multi-level reseller module.

We decided that the second option presents the best and most cost effect opportunity for the Company to develop our service for the following reasons:

     * We will have license-free software to deploy on as many servers as we need, whereas choosing the first option will force us to buy software licenses for every server we deploy.

     * We have the ability to customize the second product and continuously introduce new products.

     * Asterisk2billing runs over the Linux operating system while VoipSwitch runs over the Microsoft Windows operating system. Our management belives that Windows systems are more expensive and require more powerful, and therefore more expensive, servers as compare to the Linux operating system. As of April 4, 2007, a single CPU license for Microsoft Server 2003 (Datacenter Server Edition) costs $2,999. Linux operating systems are free.

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

UTALK'S CALL-BACK PACKAGES:

We anticipate that our pricing packages will be either flat-fee, usage-based, or a combination of the two:

     * Flat-fee packages: A user is charged a flat monthly fee for the service. We anticipate offering several local and national packages.

     * Usage-based package: A user is charged by the minute based upon a specified rate.

     * Hybrid Packages: Hybrid packages combine the above two options. A customer may have a local or national package which makes his calls to these areas free. However, he is charged by the minute based upon a specified rate for calls outside the free calling area of his plan.

All packages will be pre-paid, meaning that a customer must pre-pay for all of the services used on our web site. All payments will be converted received on our web site by Paypal (our payment processor) into US funds at the prevailing rate which will in turn be deposited in our US bank account.

UTALK'S CALL-BACK PLATFORM DEVELOPMENT:

We must customize the Asterisk2billing software in order to meet our needs. Our software development will be primarily conducted by outside contractors supervised closely by our sole officer and director. The development of our product will commence as soon as the minimum funding has been secured. Our development tasks and the approximate durations of these tasks are described below:

     * Selection of Software Development Contractor: Mr. Hleiss will lead the selection of one or more contractors in order to install and modify the software to fit our needs. Mr. Hleiss will develop a request for quotations that will be sent to several contractors. The selection will be based on price, experience and track record. We expect the selection process to take 1 month following the offering.

     * Specifications and high-level design: We expect that we will complete specifications for the product and finish high-level design 2 months after the selection of a software contractor. This will include the development of specifications for new software elements (referred to as modules) to be developed and those to be modified. This will be an interactive process between our management and the software contractor.

     * Development Infrastructure deployment: This will include the purchase of two servers. One server will be used for development while the other one is used for the deployment of the product. The installation of the operating system, Asterisk software and the Asterisk2 billing software is believed to take two weeks. This task will be performed by the software contractor.

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

We have outsourced the development and deployment of our Call-back service to Netfone Inc. We have paid Netfone Inc. USD $12,000 to perform these tasks. We anticipate the delivery of the product in the forth quarter of 2008. We may opt to use Netfone Inc. to host and maintain the service on our behalf, we will pay them USD $200 per month.

UTALK'S CALL-BACK PLATFORM DEPLOYMENT:

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

Our selection of the VoIP company will depend on:

     *    Price

     *    Quality of both national and international connectivity

     *    Location of the data center where the VoIP company is located.

SALES AND DISTRIBUTION

We anticipate offering our services through distributors and resellers. We do not currently have any agreements or contracts with any distributors or resellers.

RESELLERS

We expect to be able to support three levels of resellers. We refer to them as Levels I, II and III resellers. Level I resellers are typically substantial organizations with strong distribution networks (for example a calling card company or a company involved in the resale of long distance services). Level I resellers can opt to have their own brand name (in which case, they may set their own prices) or sell under one of Utalk's brand names. They will have the ability to add, suspend and manage Level II and III resellers.

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

We believe our strategy of focusing on offering the Company's services through resellers rather than directly to the end user will allow us to capture a larger market share at a significantly lower cost. If this strategy ultimately proves to be successful, we will have ready access to the potentially large customer bases serviced by resellers.

The advantage for the reseller is immediate access to lucrative services without the need to invest in building and maintaining such systems as well as continuously updating their service offering. It will also enable them to focus on core competencies and up-selling services to their customer base.

REVENUE MODEL

Our revenue will be earned from direct and wholesale sales. Direct sales will be revenue from brands that we own. These brands are marketed to the end users directly by Utalk or through a network of resellers. Wholesale sales are revenues earned by enabling other service providers to utilize the Company's call-back services.

DIRECT SALES

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

WHOLESALE

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

MARKETING STRATEGY

We plan on using "Cost per Click" ("CPC") web based advertising to gain traffic to our website. Under this program, we will design our own ads, target locations (ie. countries or regions) and keywords. A "keyword" is another term for "search term". When someone is searching for information on the internet, they will usually visit a search engine such as Yahoo or Google and type in some words describing what they are looking for. The search engine then returns results based upon the words submitted. Search engines such as Google have their own CPC advertising programs. We will be focusing on Google (Adwords) for primary campaigns. Google is the most popular search engine and we believe it will provide us with the greatest potential amount of traffic exposure.

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

We also plan on selling our product through an Affiliate Marketing Program ("APM"). An APM is a form of profit sharing program that is widely accepted and utilized in internet commerce. We will implement our website based APM program, which will effectively track and account for affiliate activity. Under the APM, we pay other website owners commission for referring customers who make a purchase. Participating website owners provide links, such as banners, to our products on their own websites. We are planning to payout commissions of 10-20% of the product purchase price as an incentive to sell our products for each referred customer who uses or services.

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

Our business model anticipates the creation of a network of established multi-level reseller partners in our target market areas to reach our potential end users. We believe we offer reseller partners certain advantages, including:

     *    Fast  Time  to  Market  -  By  taking   advantage   of  our   existing
          infrastructure and software solution, a distributor's service can be up and running within days.

     * Operational Freedom - By outsourcing application management to us, resellers can focus on critical resources, revenue generation and business development functions.

     * Customization - Our resellers are able to customize our solution to suit the needs of their end user client base.

     * 24/7 Access - Resellers or end users have access to applications via the Internet on a 24/7 basis.

     * Private Label Solution - Our branded solutions offer distributors and agents the ability to build their own branded services in their territory. Our services are designed to be privately labeled and can be customized to meet the reseller's "look and feel" in addition to business processes.

BRANDING

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

COMPETITION

While there are many companies that focus on the international market for call-back services, we intend to focus solely on the delivery of call-back services in Canada. We are aware of only three companies that are focused on cellular phone subscribers in Canada. Notwithstanding, other such companies may in fact exist and it is very likely that they do. One company which we are aware of is Globalive Communications Corp. (http://www.globalive.com), a private company based in Toronto, Canada and offer services through Yak Communications (Canada) Corp. (http://www.yak.com/). Its call-back product is named YakCallback. However, they charge by the minute and do not offer flat fee monthly rates. Another such company is IMC Telecom (http://www.imctelecom.com/) which offers service in cities in Canada such as Montreal, Ottawa, Toronto, Calgary and Vancouver. The third company, a private company based in Vancouver, Canada, is Packetera Communications Inc. which is in the beta stage of their call-back service. Packetera advertises its service under the "itokk" brand name (http://www.itokk.com/).

We believe that we have the following competitive advantages:

     * We expect to enable other service providers to deliver the same service over our platform but with that service provider's own branding.

     * We will be one of the first companies to focus on the Canadian cellular market We are currently aware of two competitors on the market. The first is Yak.com and they charge over 3.5 cents per minute. We expect to match this rate for usage based plans but will also offer flat monthly plans ($10 for local calling, $15 for national calling and $20 for free calling in Canada and USA). The other competitor, Evoiphone charges $10 for unlimited calling, but limits its service to a few markets.

     * We will have reduced operational costs since we anticipate that such costs can be spread over multiple resellers and other service providers.

     * Our resellers and service providers will be able to focus on marketing and sales, without the need to expend resources on support and operational issues.

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

Effective as of January 1, 2001, the Canadian federal government enacted the Personal Information Protection and Electronic Documents Act (PIPEDA). PIPEDA applies to federally-regulated private sector organizations (i.e., organizations in the transportation, communications, broadcasting, federal banking and offshore sectors, as well as in Canada's three territories), and to other private sector organizations in provinces that have not enacted "substantially similar" legislation. It applies to personal information and health information that is collected, used or disclosed in the course of commercial activity that takes place across the Canadian border, between provinces, and within a Canadian province that has not enacted "substantially similar" legislation.

To date, Alberta and British Columbia have joined Quebec in enacting their own private sector privacy legislation. Each of the Quebec, British Columbia and Alberta statutes has been recognized as "substantially similar" by the Canadian federal government. (http://www.osler.com/resources.aspx?id=8686).

EMPLOYEES

We have no employees other than our sole officer and director, Mazen Hleiss. As such, Mr. Hleiss has been responsible for all business planning, and operational duties, and will continue to perform these duties throughout the early stages of our growth. During this time, Mr. Hleiss will supervise the development and deployment of our software.

We have outsourced the development and deployment of our Call-back service to Netfone Inc. We have paid Netfone Inc. USD $12,000 to perform these tasks. We anticipate the delivery of the product in the forth quarter of 2008. We may opt to use Netfone Inc. to host and maintain the service on our behalf, we will pay them USD $200 per month.

We anticipate that after the development of our product, we will need to hire a sales and support assistant who will be responsible for answering customer and reseller inquiries and providing basic support.

RESULTS OF OPERATIONS

From the date of our incorporation on January 30, 2007 to March 31, 2008, we have been a development stage company that has generated no revenues.

JANUARY 1 - JUNE 30, 2008 COMPARED WITH THE PERIOD FROM  INCEPTION  (JANUARY 30,
2007) TO JUNE 30, 2007.

We posted an operating loss of $3,842 and $8,281 for the three and six month period ended June 30, 2008 compared to operating losses of $9,126 for the three month period ended June 30, 2007, and operating losses of $31,729 since inception (January 30, 2007) to June 30, 2008. The principal component of the increase was due to an increase in general and administrative and accounting expenses.

Our operating expenses for the three and six month period ended June 30, 2008 compared to the period ended June 30, 2007 are classified primarily into the following two categories:

     * Accounting fees for the year end audit. The amount incurred by our company during for the three and six month periods ended June 30, 2008 was $2,274 and $4,524 respectively, compared to the period ended June 30, 2007 of $Nil;

     * General and administrative expenses. The amount incurred by our company during for the three and six month periods ended June 30, 2008 was $1,568 and 3,757, compared to the period ended June 30, 2007 of $344.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We are in the process of developing Call-back services. We expect that we will be able to offer service toward the end of 2008. Principal capital resources have been acquired through the issuance of common stock.

At June 30, 2008, we had working capital of $19,771.

At June 30, 2008, we had assets of $42,271.

At June 30, 2008, our total liabilities were $7,000.

At June 30, 2008 we had cash on hand of $26,472.

PLAN OF OPERATION

From the date of our incorporation on January 30, 2007 to June 30, 2008, we have been a start up company that has not generated revenues.

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

We have retained a contractor for the development of our web site and marketing and corporate collateral for $3500. We expect that the product will be delivered by the end of September 2008.

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

During the next twelve months following the termination of our offering, we intend to engage in the following activities:

JULY THROUGH SEPTEMBER, 2008

During this period, we expect to achieve the following:

     *    Complete the development of the software

     *    Complete the formulation of a marketing and sales strategy

     *    Complete the development of our marketing collateral

     * Purchase and configuration of computer servers to deploy our call-back services

     *    Initiate sales activities

OCTOBER THROUGH DECEMBER, 2008

During this period, we expect to achieve the following:

     *    Launch our advertising campaign to attract resellers

     *    Launch our service in Canada

     *    Make our service available to resellers

     *    If we have enough funding, continue the development of our product

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

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our call-back products and services throughout the period ending June 30, 2009.

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

We have incurred operating losses since inception. As we had cash on hand of $26,472 as at June 30, 2008, management projects that we may require an additional $50,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending June 30, 2009, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2008

             Operating expenditures
               Marketing & Sales                           $15,000
               General and Administrative                  $20,000
               Product development and deployment          $ 7,000
               Working capital                             $13,000
                                                           -------

             Total (including Offering Costs)              $50,000
                                                           =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on January 30, 2007 to June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on January 30, 2007 to June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through March 31, 2008 have incurred losses of $31,729 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

We account for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income
Taxes"   ("Statement  109").  Under  Statement  109,  deferred  tax  assets  and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We recognize revenue from usage, storage and system modifications at the time the services are performed.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2008, there were no common share equivalents outstanding.

BASIS OF PRESENTATION

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

CAPITALIZED WEBSITE COSTS

Utalk follows AICPA Statement of Position 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as well as EITF 00-02:
"Accounting for Web Site Development Costs". In accordance with SOP 98-1 and EITF 00-02, internal costs incurred to develop a web site to be used for commercial purposes are charged to expense when incurred until technological feasibility has been established for the web site. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president along with our company's chief financial officer concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report. There have been no changes in our company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange
Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

In the quarter ended June 30, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements." Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

As discussed in the Notes to Financial Statements included in this registration statement, we incurred a net loss of $31,729 for the period January 30, 2007 (inception) to June 30, 2008. This factor raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for this period. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

We expect that the net proceeds of the offering to which this prospectus relates, even if only the minimum number of shares are sold, will be sufficient to fund the operating expenses associated with the development of our call-back system and our proposed marketing and distribution program for the next twelve months. If our expenses over the next twelve months exceed our budgeted expenses, we may need to raise additional funds to pay for such additional expenses. Such additional funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement the Company's overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Mazen Hleiss, our sole officer and director beneficially owns 100% of our outstanding common stock. Assuming all shares in this offering are sold, Mr. Hleiss will own 87% of our outstanding common stock. As a result, Mr. Hleiss will have the ability to control substantially all matters submitted to our stockholders for approval including:

     *    election of our board of directors;

     *    removal of any of our directors;

     *    amendment of our Articles of Incorporation or bylaws; and

     * adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and positions, our director and executive officer will be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

WE WILL RELY ON A VOICE OVER INTERNET PROTOCOL ("VOIP") PROVIDER FOR OUR TELEPHONE CONNECTIONS; ANY DELAY, INTERRUPTION OR FINANCIAL DIFFICULTIES BY OUR VOIP PROVIDER WOULD RESULT IN DELAYED OR REDUCED RATE OF SERVICE TO OUR FUTURE CUSTOMERS AND MAY HARM OUR BUSINESS.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, of which 4,470,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and

     * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     * obtain financial information and investment experience objectives of the person; and

     * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     * sets forth the basis on which the broker or dealer made the suitability determination; and

     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold 470,000 shares at $0.10 per share during the six months ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit                               Description
-------                               -----------
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

----------
* Previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-148266) filed with the Securities and Exchange Commission on December 21, 2007

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTALK COMMUNICATIONS, INC.


By: /s/ Mazen Hleiss
   ---------------------------------------------
   Mazen Hleiss, President, Secretary, Treasurer
   and Director (Principal Executive Officer,
   Principal Financial Officer and Principal
   Accounting Officer)

Date: August 8, 2008