Form 10-Q
period 2008-09-30
Utalk Communications Inc.
filed 2008-11-12
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008

❒           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	❒	Accelerated filer	❒
Non-accelerated filer	❒	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ❒    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,470,000 common shares issued and outstanding as at November 10, 2008.

PART I. FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

Utalk Communications Inc.
(A Development Stage Company)
Balance Sheets
Unaudited

	September 30, 2008	December 31, 2007
Assets

Current:
Cash	$12,548	$7,552
Prepaid expenses	10,099	299

Total Current Assets	22,647	7,851

Software and website development	15,500	-

Total Assets	$38,147	$7,851

Liabilities

Current:
Accounts payable and accrued liabilities	$1,500	$11,299
Due to stockholder	7,000	-

Total Liabilities	8,500	11,299

Stockholders` Equity (Deficit)

Common stock authorized –
50,000,000 common shares, par value $0.001,
4,470,000 and 4,000,000 shares issued and outstanding, respectively	4,470	4,000
Additional paid in capital	62,530	16,000
Deficit accumulated during the development stage	(37,353)	(23,448)

Total Stockholders’ Equity (Deficit)	29,647	(3,448)

Total Liabilities and Stockholders’ Equity( Deficit)	$38,147	$7,851

The accompanying notes are an integral part of these unaudited financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Expenses
Unaudited

							Period from		Period from
							Inception		Inception
	Three Months		Three Months		Nine Months		(Jan 30, 07)		(Jan 30, 07)
	Ended		Ended		Ended		to		to
	Sept 30, 2008		Sept 30, 2007		Sept 30, 2008		Sept 30, 2007		Sept 30, 2008
Operating expenses:
Accounting fees	$3,000		$1,279		$7,524		$1,279		$12,597
Legal fees	-		-		-		8,782		16,282
General and administrative	2,624		583		6,383		927		8,474

Net loss	$(5,624)		$(1,862)		$(13,907)		$(10,988)		$(37,353)

Basic and diluted loss per common share	$ (a	)	$ (a	)	$ (a	)	$ (a	)

Weighted average number of common
shares outstanding – Basic and Diluted	4,470,000		4,000,000		4,375,675		2,649,007

(a)  Less than $0.01 per share

The accompanying notes are an integral part of these unaudited financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

	Period from
	Inception
	Nine Months	January 30, 2007	(January 30, 2007)
	Ended	to	to
	September 30, 2008	September 30, 2007	September 30, 2008
Cash Flows from Operating Activities
Net loss	$(13,907)	$(10,988)	$(37,353)
Changes in assets and liabilities:
Increase in prepaid expenses	(9,800)	(869)	(10,099)
Increase (Decrease) in accounts payable	(9,797)	-	1,500

Net cash used in operating activities	(33,504)	(11,857)	(45,952)

Cash Flows from Investing Activities
Purchase of software and website development	(15,500)	-	(15,500)

Cash Flows from Financing Activities
Advances from stockholder	7,000	15	7,000
Sale of stock	47,000	20,000	67,000

Net cash provided by financing activities	54,000	20,015	74,000

Increase in cash	4,996	8,158	12,548
Cash, beginning of period	7,552	-	-

Cash, end of period	$12,548	$8,158	$12,548

Supplemental disclosure of cash flow information:

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Utalk Communications Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2008

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

Capitalized website development costs are amortized over the web sites estimated useful life once it is available for general use by customers. Annual amortization is the greater of straight-line over the product’s estimated useful life or the percent of the product’s current-year revenues as compared to the product’s anticipated future revenues.  Capitalized software costs are amortized using the straight line method over the software’s estimated useful life once it is available for use.

Capitalized website development costs are evaluated for impairment on a product-by-product basis by a comparison of the unamortized capitalized costs to the product’s net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value is recognized as an impairment charge.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. As of September 30, 2008, Utalk has not generated any revenue since inception and has accumulated losses of $37,353.  The continuation of Utalk as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Utalk’s ability to continue as a going concern.

Common Stock

Utalk sold 470,000 common shares for cast at $0.10 per share during the three months ended March 31, 2008.

Item 2.    Management’s Discussion and Analysis of  Financial Condition and Results of Operations

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

January 1 – September 30, 2008 compared to the period from inception (January 30, 2007) to September 30, 2007.

We posted an operating loss of $5,624 and $13,907 for the three and nine month period ended September 30, 2008 compared to operating losses of $1,862 and 10,988 for periods ended September 30, 2007, and operating losses of $37,353 from inception (January 30, 2007) to September 30, 2008.   The principal component of the increase was due to an increase in general and administrative and accounting expenses.

Our operating expenses for the three and nine month period ended September 30, 2008 compared to the period ended September 30, 2007 are classified primarily into the following two categories:

•
Accounting fees for the year end audit.  The amount incurred by our company during for the three and nine month periods ended September 30, 2008 was $3,000 and $7,524 respectively, compared to the period ended September 30, 2007 of $1,279;

•
General and administrative expenses.  The amount incurred by our company during for the three and nine month periods ended September 30, 2008 was $2,624 and 6,383, compared to the period ended September 30, 2007 of $583 and $927.

Financial Condition, Liquidity and Capital Resources

We are in the process of developing Call-back services. We expect that we will be able to offer service toward the end of 2008.  Principal capital resources have been acquired through the issuance of common stock.

At September 30, 2008, we had working capital of $14,147.

At September 30, 2008, we had assets of $38,147.

At September 30, 2008, our total liabilities were $8,500.

At September 30, 2008 we had cash on hand of $12,548.

Plan of Operation

From the date of our incorporation on January 30, 2007 to September 30, 2008, we have been a start up company that has not generated revenues.

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

We have retained a contractor for the development of our web site and marketing and corporate collateral for $3,500. We expect that the product will be delivered by the end of September 2008.

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

January through March, 2009

During this period, we expect to achieve the following:

·	Launch our advertising campaign to attract resellers

·	Launch our service in Canada

April through June2009

·	Make our service available to resellers

·	If we have enough funding, continue the development of our product

July 2009 and thereafter

During this period, we plan to focus on our marketing and sales effort.

Employees

As of September 30, 2008, we have no employees.

Personnel Plan

We do not currently plan to add more personnel to our company until the product development is completed when wee expect to hire a sales assistant. As we start offering service, we will consider outsourcing customer support or hiring additional personnel.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses.  Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our call-back products and services throughout the period ending September 30, 2009.

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

We have incurred operating losses since inception.  As we had cash on hand of $12,548 as at September 30, 2008, management projects that we may require an additional $50,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending September 30, 2009, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2009

Operating expenditures
Marketing & Sales	$15,000
General and Administrative	$20,000
Product development and deployment	$7,000
Working capital	$13,000
Total (including Offering Costs)	$50,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on January 30, 2007 to September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on January 30, 2007 to September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2008 have incurred losses of $37,353 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of September 30, 2008, there were no common share equivalents outstanding.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer.  Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report.  There have been no changes in our company’s internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

In the quarter ended September 30, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

As discussed in the Notes to Financial Statements included in this registration statement, we incurred a net loss of $37,353 for the period January 30, 2007 (inception) to September 30, 2008. This factor raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for this period.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

We sold 470,000 shares at $0.10 per share during the six months ended September 30, 2008.

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

By:  /s/ “Mazen Hleiss”
Mazen Hleiss, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)