Form 10-K
period 2008-12-31
Utalk Communications Inc.
filed 2009-04-09
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to ___________

Commission file number  333-148266

UTALK COMMUNICATIONS INC.
(Name of small business issuer in its charter)

Nevada	98-0530295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9121 Atlanta Ave #314 Huntington Beach, CA	92646
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (714) 475-3512

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ❒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ❒ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer ❒         Accelerated filer ❒        Non-accelerated filer ❒        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❒ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008: There no bids or ask.

State issuer’s revenues for its most recent fiscal year.  $NIL

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

4,470,000 shares of common stock issued and outstanding as of March 31, 2009.

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

The address of our principal executive office is 9121 Atlanta Ave  #314, Huntington Beach, CA 92646. Our telephone number is 714-475-3512.

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

We have outsourced the development and deployment of our Call-back service to Netfone Inc. We have paid Netfone Inc. USD $12,000 to perform these tasks. The delivery of the product has been postponed from the fourth quarter of 2008 to the second quarter of 2009. We may opt to use Netfone Inc. to host and maintain the service on our behalf, we will pay them USD $200 per month.

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

Utalk’s Call-Back Platform Development:

We have reviewed available call-back solutions currently in the market in order to determine how best to develop, deploy and offer our services. We decided that the best option open to us, considering our limited resources, is to find a low-cost vendor to provide us with a turn-key solution that meets our need. The selection process for the vendor was led by our sole officer and director. This led to the selection of Nefone inc to develop our product for the company.

We have outsourced the development and deployment of our Call-back service to Netfone Inc. We have paid Netfone Inc. USD $12,000 to perform these tasks. We anticipate the delivery of the product in the second quarter of 2009. We may opt to use Netfone Inc. to host and maintain the service on our behalf, we will pay them USD $200 per month.

Netfone Inc. has deployed a trial system and provided us with a demonstration of the software and we agreed that further enhancements were needed. Based upon the presentation they provided to us, we are confident that they will be able to meet the above mentioned timeline.

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

Research and Development

We have outsourced the development and deployment of our Call-back service to Netfone Inc. We have paid Netfone Inc. USD $12,000 to perform these tasks. The delivery of the product has been postponed from the fourth quarter of 2008 to the second quarter of 2009.

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

We have incurred a net loss of $50,316 for the period January 30, 2007 (inception) to December 31, 2008. This factor raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for this period.  Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Item 2.  Description of Property.

Our principal executive offices for the year 2008 were located at Seaford Fifth Avenue Plaza, 800 5th Avenue, Suite 4100, Seattle, WA, 98104. The lease was terminated January 31, 2009.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In the United States, our common shares are traded on the National  Association of  Securities  Dealers  Inc. OTC  Bulletin  Board under the symbol  "UTAK." The following  quotations obtained from Stockwatch reflect the high and low bids for our  common  shares  based  on  inter-dealer  prices,  without  retail  mark-up, mark-down or commission an may not represent actual transactions.

Our common shares are issued in registered form.  Nevada Agency & Trust Company, Suite 880 - Bank of America Plaza,  50 West Liberty  Street,  Reno,  Nevada 8950 (Telephone:  (775)  322-0626;  Facsimile:  (775)  322-5623) is the registrar and transfer agent for our common shares.

On February 19, 2009 the shareholders' list of our common shares showed 38 shareholder and 4,470,000 shares outstanding. The shareholder is our sole Director and president of the company Mazen Hleiss.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities for the year ended December 31, 2008.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited  financial statements and the related notes for the years ended December 31, 2008 and 2007 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Plan of Operations

From the date of our incorporation on January 30, 2007 to December 31, 2008, we have been a start-up company that has not generated revenues.

For the years ended December 31, 2008 and 2007, we recorded net losses of $26,868 and $23,448, respectively. The principal components of the losses for the years ended December 31, 2008 and 2007 were accounting and legal fees of $11,524 and $21,355, respectively, and general and administrative fees of $11,844 and $2,093, respectively.  For the period from inception (January 30, 2007) to December 31, 2008 we recorded net loss of $50,316 which consisted primarily of accounting and legal fees of $32,879 and general and administrative fees of $13,937.

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

We have retained a contractor for the development of our web site and marketing and corporate collateral for $3500. The services has already has been delivered.

We have retained a company for the development and deployment of call-back services. A payment of $12,000 was made for the development of our product and we expect that the product will be delivered in the second quarter of 2009. Our Director will be working closely on the development of the services.

During the next twelve months, we intend to engage in the following activities:

January through June, 2009

During this period, we expect to achieve the following:

  •           Complete the development of the software

  •           Complete the formulation of a marketing and sales strategy

  •           Complete the development of our marketing collateral

  •           Purchase and configuration of computer servers to deploy our call-back services

  •           Initiate sales activities

July through September, 2009

During this period, we expect to achieve the following:

  •           Launch our advertising campaign to attract resellers

  •           Launch our service in Canada

October through December, 2009

  •           Make our service available to resellers

  •           If we have enough funding, continue the development of our product

January 2010 and thereafter

During this period, we plan to focus on our marketing and sales effort.

Employees

As of December 31, 2008, we have no employees.

Personnel Plan

We do not currently plan to add more personnel to our company until the product development is completed when we expect to hire a sales assistant. As we start offering service, we will consider outsourcing customer support or hiring additional personnel.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock to the sole Director Mazen Hleiss and loans from Mazen Hleiss..

At December 31, 2008 and 2007 we had working capital (deficit) of $4,684 and ($3,448), respectively.

At December 31, 2008 and 2007, our total assets were $26,384 and $7,851, respectively,  which consisted primarily of cash of $7,084 and $7,552, respectively.

At December 31, 2008 and 2007, our total liabilities were $9,700 and $11,299, respectively.

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

We have incurred operating losses since inception of $50,316. As we had cash on hand of $7,084 as at December 31, 2008, management projects that we may require an additional $38,500 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending December 31, 2009.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Going Concern

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through December 31, 2008 have incurred losses of $50,316 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We consider the following to be our critical accounting policies:

Capitalized Software Costs

Utalk follows AICPA Statement of Position 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” In accordance with SOP 98-1, internal costs incurred to develop a computer software to be used for commercial purposes are charged to expense when incurred until technological feasibility has been established for the software. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

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

Item 8.  Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm for the audited financial statements for the period ended December 31, 2008 is included herein immediately preceding the audited financial statements.

Utalk Communications, Inc.:

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Utalk Communications, Inc.
(a development stage company)
Huntington Beach, California

We have audited the accompanying balance sheets of Utalk Communications Inc. at December 31, 2008 and 2007 and the related statements of expenses, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, for the period ended December 31, 2007 and for the  period from inception (January 30, 2007) through December 31, 2008. These financial statements are the responsibility of Utalk's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Utalk is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Utalk’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utalk Communications Inc. at December 31, 2008 and 2007 and the results of operations, stockholders’ equity (deficit) and its cash flows for the year ended December 31, 2008, for the period ended December 31, 2007, and for the period from inception (January 30, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Utalk will continue as a going concern. As discussed in Note 3 to the financial statements, Utalk suffered losses from operations and has inadequate cash to fund planned operations in 2009, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone &Bailey, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 6, 2009

Utalk Communications Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets

Current:
Cash	$7,084	$7,552
Prepaid expenses	7,300	299

Total Current Assets	14,384	7,851

Software development	12,000	-

Total Assets	$26,384	$7,851

Liabilities

Current:
Accounts payable and accrued liabilities	$4,200	$11,299
Due to stockholder	5,500	-

Total Liabilities	9,700	11,299

Stockholders` Equity (Deficit)

Common stock authorized –
50,000,000 common shares, par value $0.001, 4,470,000 and 4,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	4,470	4,000
Additional paid in capital	62,530	16,000
Deficit accumulated during the development stage	(50,316)	(23,448)

Total Stockholders’ Equity (Deficit)	16,684	(3,448)

Total Liabilities and Stockholders’ Equity (Deficit)	$26,384	$7,851

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Expenses

		Period from	Period from
		Inception	Inception
	Year	(Jan. 30, 2007)	(Jan. 30, 2007)
	Ended	to	to
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008
Operating expenses:
Accounting fees	$11,524	$5,073	$16,597
Legal fees	-	16,282	16,282
Website development fees	3,500	-	3,500
General and administrative	11,844	2,093	13,937

Net loss	$(26,868)	$(23,448)	$(50,316)

Basic and diluted (loss) per common share		$(0.01)	$(0.01)

Weighted average number of common shares
outstanding – Basic and Diluted	4,400,479	4,000,000

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficit)
For the period from Inception (January 30, 2007) to December 31, 2008

			Additional
	Common Shares		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Shares issued to founder at inception	4,000,000	$4,000	$16,000	$-	$20,000

Net loss	-	-	-	(23,448)	(23,448)

Balance, December 31, 2007	4,000,000	4,000	16,000	(23,448)	(3,448)

Common stock issued for cash	470,000	470	46,530	-	47,000
Net loss	-	-	-	(26,868)	(26,868)

Balance, December 31, 2008	4,470,000	$4,470	$62,530	$(50,316)	$16,684

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Cash Flows

		Period from	Period from
		Inception	Inception
	Year	(Jan. 30, 2007)	(Jan. 30, 2007)
	Ended	to	to
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008
Cash Flows from Operating Activities
Net loss	$(26,868)	$(23,448)	$(50,316)
Changes in assets and liabilities:
Prepaid expenses	(7,001)	(299)	(7,300)
Accounts payable	(7,099)	11,299	4,200

Net cash (used in) operating activities	(40,968)	(12,448)	(53,416)

Cash Flows from Investing Activities
Purchase of software development	(12,000)	-	(12,000)

Cash Flows from Financing Activities
Advances from stockholder - net	5,500	-	5,500
Common stock issued for cash	47,000	20,000	67,000

Net cash provided by financing activities	52,500	20,000	72,500

Increase (Decrease) in cash	(468)	7,552	7,084

Cash, beginning of period	7,552	-	-

Cash, end of period	$7,084	$7,552	$7,084

Supplemental disclosure of cash flow information:

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

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

Capitalized Software Costs

Utalk follows AICPA Statement of Position 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” In accordance with SOP 98-1, internal costs incurred to develop a computer software to be used for commercial purposes are charged to expense when incurred until technological feasibility has been established for the software. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

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

Note 3 – Going Concern

These financial statements have been prepared on a going concern basis. As at December 31, 2008, Utalk has not generated any revenue since inception and has accumulated losses of $50,316.  The continuation of Utalk as a going concern is dependent upon the continued financial support from its stockholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Utalk’s ability to continue as a going concern.

Note 4 – Software Development

During 2008, the Company invested $12,000 for a call-back platform software.   All of which were accounted for under SOP 98-1. No amortization has been recognized for the year ending December 31, 2008 as the platform is not available for general use by customers as of Decembr 31, 2008.

Note 5 – Income Taxes

Utalk uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2008 and 2007, Utalk incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $50,316 and $23,448 at December 31, 2008 and 2007, respectively, and will expire in the year 2027 and 2028.

Deferred tax assets consisted of the following:

	December 31,
	2008	2007
Net operating loss	$7,547	$3,517
Less: valuation allowance	(7,547)	(3,517)
Net deferred tax asset	$-	$-

Note 6 – Equity

During 2007, Utalk issued 4,000,000 founders common shares to the Chief Executive Officer of the company for $20,000 in cash.

During 2008, Utalk sold 470,000 shares of common stock through private placements for $47,000.

Note 7 – Related Party Transactions

During 2008 Utalk’s Chief Executive Officer advanced the company $7,000 of which $5,500 is remains unpaid as of December 31, 2008.

Note 8 – Operating Lease

The Company entered a lease agreement on August 1, 2007 with one year term and due to office relocation the lease was reset to start on January 1, 2008 with one year term expiring December 31, 2008. The lease has a one-year renewal option. Total annual lease payment is $2,589 and $950 for the year ended December 31, 2008 and 2007, respectively.   The lease was terminated on January 31, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting
Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Item 9B. Other Information

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONSAND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OFTHE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

As at the date hereof, names and ages of our directors and executive officers, their positions with our company and term of offices thereof and any directorships at other reporting companies are as follows:

Name	Age	Position Held with our Company	Date First Elected or Appointed	Other Reporting Company Directorships
Mazen Hleiss	36	Director President Treasurer Secretary	January 30, 2007 January 30, 2007 January 30, 2007 January 30, 2007	N/A

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

ITEM 11.  EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2008 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);

•
each of our two most highly compensated executive officers, other than the Chief Executive Officer (Principal Executive officer), who were serving as executive officers at the end of the fiscal year ended December 31, 2008; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2008;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Mazen Hleiss	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2008, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Director Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended December 31, 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2009, there were 4,470,000 Common Shares issued and outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Shares as of that date by: (a) each of our directors, (b) each of our executive officers, and (c) all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Mazen Hleiss	4,000,000	Direct	89.49%
Holders of More than 5% of our Common Shares	Nil	N/A	0.00%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, ANDDIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2007	2008
Audit Fees	$5,000	$11,524
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$Nil	$Nil

In the last two fiscal period ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

PART IV

ITEM 15.  EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
3.1	Certificate of Incorporation*
3.2	Bylaws of Registrant*
4.1	Specimen Common Stock Certificate*
10.1	HQ Agreement, dated July 16, 2007, between Utalk Communications, Inc. and Regus Management Group, LLC*
10.2	Regus Agreement, dated December 12, 2007, between Utalk Communications, Inc. and Regus Management Group, LLC*
10.3	Form of Subscription Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2008.
32	Certification pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2008.
_____________	___________
*	Previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-148266) filed with the Securities and Exchange Commission on December 21, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Utalk Communications Inc.
By:	/s/Mazen Hleiss
Name: Mazen Hleiss
Title: President, Chief Executive Officer (Principal Executive Officer) and Director
Dated: April 9, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Mazen Hleiss
Name: Mazen Hleiss
Title: President, Chief Executive Officer (Principal Executive Officer) and Director

Dated: April 9, 2009