Form 10-Q
period 2009-03-31
Utalk Communications Inc.
filed 2009-05-15
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                              9121 Atlanta Ave #314
                           Huntington Beach, CA, 92646
                    (Address of principal executive offices)

                                 (714) 475-3512
               (Registrant's telephone number, including area code

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                          Accelerated filer [ ]
Non-accelerated filer [ ]                            Small reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,470,000 common shares issued and outstanding as at May 15, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.  Financial Statements - Unaudited                                 3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4T. Controls and Procedures                                         12

PART II. Other Information:

     Item 1. Legal Proceedings                                                12

     Item 1A. Risk Factors                                                    13

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     13

     Item 3.  Defaults Upon Senior Securities                                 13

     Item 4.  Submission of Matters to a Vote of Security Holders             13

     Item 5.  Other Information                                               13

     Item 6.  Exhibits                                                        13

Signatures                                                                    14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.


Utalk Communications Inc.
(A Development Stage Company)
Financial Statements (Unaudited)
For the period ended March 31, 2009

Utalk Communications Inc.
(A Development Stage Company)
Balance Sheets
Unaudited

                                                            March 31,         December 31,
                                                              2009               2008
                                                            --------           --------
ASSETS

Current:
  Cash                                                      $  3,525           $  7,084
  Prepaid expenses                                             4,800              7,300
                                                            --------           --------

Total Current Assets                                           8,325             14,384

Software development                                          12,000             12,000
                                                            --------           --------

Total Assets                                                $ 20,325           $ 26,384
                                                            ========           ========

LIABILITIES

Current:
  Accounts payable and accrued liabilities                  $  2,600           $  4,200
  Due to stockholder                                           5,500              5,500
                                                            --------           --------

Total Liabilities                                              8,100              9,700
                                                            --------           --------

STOCKHOLDERS` EQUITY (DEFICIT)

Common stock authorized -
  50,000,000 common shares, par value $0.001,
   4,470,000 shares issued and outstanding                     4,470              4,470
  Additional paid in capital                                  62,530             62,530
  Deficit accumulated during the development stage           (54,775)           (50,316)
                                                            --------           --------

Total Stockholders' Equity                                    12,225             16,684
                                                            --------           --------

Total Liabilities and Stockholders' Equity                  $ 20,325           $ 26,384
                                                            ========           ========


    The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Expenses
Unaudited

                                                                                             Period from
                                                                                              Inception
                                                Three Months          Three Months        (January 30, 2007)
                                                   Ended                 Ended                   to
                                                  March 31,             March 31,             March 31,
                                                    2009                  2008                  2009
                                                 -----------           -----------           -----------
Operating expenses:
  Accounting fees                                $        --           $     2,250           $    16,597
  Legal fees                                              --                    --                16,282
  Website development fees                               412                    --                 3,912
  General and administrative                           4,047                 2,189                17,984
                                                 -----------           -----------           -----------

Net loss                                         $    (4,459)          $    (4,439)          $   (54,775)
                                                 ===========           ===========           ===========

Basic and diluted loss per common share          $      0.00           $      0.00
                                                 ===========           ===========
Weighted average number of common
 shares outstanding - Basic and Diluted            4,470,000             4,185,989
                                                 ===========           ===========


    The accompanying notes are an integral part of these financial statements

Utalk Communications Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

                                                                                            Period from
                                                                                             Inception
                                                     Three Months       Three Months     (January 30, 2007)
                                                        Ended              Ended                to
                                                       March 31,          March 31,          March 31,
                                                         2009               2008               2009
                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (4,459)          $ (4,439)          $(54,775)
  Changes in assets and liabilities:
  Prepaid expenses                                        2,500                 --             (4,800)
  Accounts payable                                       (1,600)            (8,500)             2,600
                                                       --------           --------           --------

Net cash used in operating activities                    (3,559)           (12,939)           (56,975)
                                                       --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of software development costs                     --             (3,500)           (12,000)
                                                       --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholder                                  --              7,000              5,500
  Sale of stock                                              --             47,000             67,000
                                                       --------           --------           --------

Net cash provided by financing activities                    --             54,000             72,500
                                                       --------           --------           --------

Increase (Decrease) in cash                              (3,559)            37,561              3,525
Cash, beginning of period                                 7,084              7,552                 --
                                                       --------           --------           --------

Cash, end of period                                    $  3,525           $ 45,113           $  3,525
                                                       ========           ========           ========

Supplemental disclosure of cash flow information:
  Taxes paid                                           $     --           $     --           $     --
                                                       --------           --------           --------
  Interest paid                                        $     --           $     --           $     --
                                                       --------           --------           --------


   The accompanying notes are an integral part of these financial statements .

Utalk Communications Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Utalk, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Utalk's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the form 10-K have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of March 31, 2009, Utalk has not generated any revenue since inception and has accumulated losses of $54,775. The continuation of Utalk as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Utalk's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

GENERAL

We are in the process of developing our call-back services. We expect that we will be able to offer service toward the end of 2009. We were incorporated in the State of Nevada on January 30, 2007.

The address of our principal executive office is Seaford 9121 Atlanta Ave #314, Huntington Beach, CA, 92646. Our telephone number is (714) 475-3512.

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

RESULTS OF OPERATIONS

From the date of our incorporation on January 30, 2007 to March 31 2009, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2008.

We experienced an operating loss of $4,459 for the three month period ended March 31, 2009 compared to operating losses of $4,439 for the three month period ended March 31, 2008 and operating losses of $54,775 since inception (January 30, 2007) to March 31, 2009. The principal component of the increase was due to stock transfer agent fees that we incurred during the quarter ended March 31, 2009 relating to our efforts in becoming a public company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We are in the process of developing Call-back services. We expect that we will be able to offer service toward the end of 2009. Principal capital resources have been acquired through the issuance of common stock.

At March 31, 2009, we had working capital of $225.

At March 31, 2009, we had total assets of $20,325.

At March 31, 2009, our total liabilities were $8,100.

At March 31, 2009, we had cash on hand of $3,525.

PLAN OF OPERATION

From the date of our incorporation on January 30, 2007 to March 31, 2009, we have been a start up company that has not generated revenues. We have not generated any revenues since our inception.

We have retained a company for the development and deployment of call-back services. A payment of $12,000 was made for the development of our product and we expect that the product will be delivered in the second quarter of 2009.

During the next twelve months following the termination of our offering, we intend to engage in the following activities:

APRIL THROUGH JUNE, 2009

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

OCTOBER THROUGH DECEMBER 2009

     *    Make our service available to resellers

     *    If we have enough funding, continue the development of our product

JANUARY 2010 AND THEREAFTER

During this period, we plan to focus on our marketing and sales effort.

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

REVENUES

We had no revenues for the period from January 30, 2007 (date of inception) through March 31, 2009. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be done sometimes in the third quarter of 2009. We expect to begin generating revenues approximately three months following the public launch of our product.

EMPLOYEES

As of March 31, 2009, we have no employees.

PERSONNEL PLAN

We do not currently plan to add more personnel to our company until the public launch of our product completed when we expect to hire a sales assistant.

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our call-back products and services throughout the period ending March 31, 2010.

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

We have incurred operating losses since inception. As we had cash on hand of $3,525 as at March 31, 2009, management projects that we may require an additional $50,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending March 31, 2010, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2010

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
                                                            =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on January 30, 2007 to March 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

OFF-BALANCE SHEET ARRANGEMENTS We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold 470,000 shares at $0.10 per share since the inception of the company on January 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit                               Description
-------                               -----------

  3.1         Certificate of Incorporation of Registrant*
  3.2         Bylaws of Registrant*
  4.1         Specimen Common Stock Certificate*
  10.1 HQ Agreement, dated July 16, 2007, between Utalk Communications, Inc. and Regus Management Group, LLC*
  10.2 Regus Agreement, dated December 12, 2007, between Utalk Communications, Inc. and Regus Management Group, LLC*
  10.3        Form of Subscription Agreement*
  31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2009.
  32 Certification pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2009.

----------
* Previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-148266) filed with the Securities and Exchange Commission on December 21, 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTALK COMMUNICATIONS, INC.


By: /s/ "Mazen Hleiss"
   ----------------------------------------------------------
   Mazen Hleiss, President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial Officer
   and Principal Accounting Officer)

Date: May 15, 2009