Form 10-Q
period 2009-06-30
Utalk Communications Inc.
filed 2009-08-07
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,470,000 common shares issued and outstanding as at August 7, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

     Item 1.  Financial Statements - Unaudited                                 3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4T. Controls and Procedures                                         12

PART II. Other Information:

     Item 1.  Legal Proceedings                                               12

     Item 1A. Risk Factors                                                    12

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     12

     Item 3.  Defaults Upon Senior Securities                                 12

     Item 4.  Submission of Matters to a Vote of Security Holders             13

     Item 5.  Other Information                                               13

     Item 6.  Exhibits                                                        13

Signatures                                                                    14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

                           UTALK COMMUNICATIONS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                 June 30,          December 31,
                                                                   2009               2008
                                                                 --------           --------
ASSETS

Current assets
  Cash                                                           $  1,559           $  7,084
  Prepaid expenses                                                  2,300              7,300
                                                                 --------           --------

      Total current assets                                          3,859             14,384

Software development                                               12,000             12,000
                                                                 --------           --------

Total assets                                                     $ 15,859           $ 26,384
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                       $  3,848           $  4,200
  Due to stockholder                                               10,500              5,500
                                                                 --------           --------

      Total liabilities                                            14,348              9,700
                                                                 --------           --------
Stockholders' equity
  Common stock authorized -
    50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
    4,470,000 common shares                                         4,470              4,470
  Additional paid-in capital                                       62,530             62,530
  Deficit accumulated during the development stage                (65,489)           (50,316)
                                                                 --------           --------

      Total stockholders' equity                                    1,511             16,684
                                                                 --------           --------

      Total liabilities and stockholders' equity                 $ 15,859           $ 26,384
                                                                 ========           ========


                 The accompanying notes are an integral part of
                      these unaudited financial statements.

                           UTALK COMMUNICATIONS, INC.
                          (A Development Stage Company)

                             STATEMENTS OF EXPENSES
                                   (Unaudited)

                                                                                                   Cumulative From
                                                                                                       Date of
                               Three Months     Three Months      Six Months       Six Months       Inception on
                                  Ended            Ended            Ended            Ended       January 30, 2007 to
                                 June 30,         June 30,         June 30,         June 30,          June 30,
                                   2009             2008             2009             2008              2009
                                ----------       ----------       ----------       ----------        ----------
REVENUE                         $       --       $       --       $       --       $       --        $       --
                                ----------       ----------       ----------       ----------        ----------
OPERATING EXPENSES
  Accounting fees                    4,750            2,274            4,750            4,524            21,347
  Legal fees                            --               --               --               --            16,282
  Website development costs             --               --              412               --             3,912
  General and administrative         5,964            1,568           10,011            3,757            23,948
                                ----------       ----------       ----------       ----------        ----------

Loss before income taxes           (10,714)          (3,842)         (15,173)          (8,281)          (65,489)

Provision for income taxes              --               --               --               --                --
                                ----------       ----------       ----------       ----------        ----------

Net loss                        $  (10,714)      $   (3,842)      $  (15,173)      $   (8,281)       $  (65,489)
                                ==========       ==========       ==========       ==========        ==========

Basic and diluted loss per
 Common share                         0.00             0.00             0.00             0.00
                                ==========       ==========       ==========       ==========
Weighted average number
 of common shares
 outstanding                     4,470,000        4,470,000        4,470,000        4,327,995
                                ==========       ==========       ==========       ==========


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                           UTALK COMMUNICATIONS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Period from
                                                       Six Months         Six Months         Inception
                                                         Ended              Ended       (January 30, 2007) to
                                                        June 30,           June 30,           June 30,
                                                          2009               2008               2009
                                                        --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                              $(15,173)          $ (8,281)          $(65,489)
  Changes in assets and liabilities:
    Prepaid expenses                                       5,000                 --             (2,300)
    Accounts payable and accrued liabilities                (352)           (11,299)             3,848
                                                        --------           --------           --------

Net cash used in operating activities                    (10,525)           (19,580)           (63,941)
                                                        --------           --------           --------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of software development costs                      --            (15,500)           (12,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from Stockholder                                5,000              7,000             10,500
  Proceeds from issuance of common stock                      --             47,000             67,000
                                                        --------           --------           --------

Net cash provided by financing activities                  5,000             54,000             77,500
                                                        --------           --------           --------

Change in cash during the period                          (5,525)            18,920              1,559

Cash, beginning of the period                              7,084              7,552                 --
                                                        --------           --------           --------

Cash, end of the period                                 $  1,559           $ 26,472           $  1,559
                                                        ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --           $     --           $     --
                                                        ========           ========           ========
  Cash paid for interest                                $     --           $     --           $     --
                                                        ========           ========           ========


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                           UTALK COMMUNICATIONS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (unaudited)


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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of June 30, 2009, Utalk has not generated any revenue since inception and has accumulated losses of $65,489. The continuation of Utalk as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Utalk's ability to continue as a going concern.

NOTE 3- RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 20098 Utalk's Chief Executive Officer advanced the company an additional $5,000. The total outstanding balance on the advance from the Shareholder as of June 30, 2009 is $10,500 and remains unpaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We have outsourced the development and deployment of our Call-back service to Netfone Inc. We have paid Netfone Inc. USD $12,000 to perform these tasks. We anticipate the delivery of the product in the third quarter of 2009. We may opt to use Netfone Inc. to host and maintain the service on our behalf, we will pay them USD $200 per month.

We have retained the services of Island Capital Management, LLC dba as Island Stock Transfer to act as our transfer agent on April 25, 2008.

RESULTS OF OPERATIONS

From the date of our incorporation on January 30, 2007 to June 30 2009, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED WITH THREE MONTH PERIOD ENDED JUNE 30, 2008.

We experienced an operating loss of $10,714 for the three month period ended June 30, 2009 compared to operating losses of $3,842 for the three month period ended June 30, 2008 and operating losses of $65,489 since inception (January 30, 2007) to June 30, 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We are in the process of developing Call-back services. We expect that we will be able to offer service toward the end of 2009. Principal capital resources have been acquired through the issuance of common stock.

At June 30, 2009, we had working capital deficit of $10,489.

At June 30, 2009, we had total assets of $15,859.

At June 30, 2009, our total liabilities were $14,348.

At June 30, 2009, we had cash on hand of $1,559.

PLAN OF OPERATION
From the date of our incorporation on January 30, 2007 to June 30, 2009, we have been a start up company that has not generated revenues. We have not generated any revenues since our inception.

We have retained a company for the development and deployment of call-back services. A payment of $12,000 was made for the development of our product and we expect that the product will be delivered in the third quarter of 2009.

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

OCTOBER THROUGH DECEMBER, 2009

During this period, we expect to achieve the following:

     *    Launch our advertising campaign to attract resellers

     *    Launch our service in Canada

JANUARY THROUGH MARCH 2010

     *    Make our service available to resellers

     *    If we have enough funding, continue the development of our product

APRIL 2010 AND THEREAFTER

During this period, we plan to focus on our marketing and sales effort.

PURCHASE OR SALE OF EQUIPMENT

We have not purchased or sold, and we do not expect over the next twelve months to purchase or sell, any plants or significant equipment.

REVENUES

We had no revenues for the period from January 30, 2007 (date of inception) through June 30, 2009. We believe that we will be able to commence the marketing of our website immediately following the public launch of our completed product, which will be done sometimes in the fourth quarter of 2009. We expect to begin generating revenues approximately three months following the public launch of our product.

EMPLOYEES

As of June 30, 2009, we have no employees.

PERSONNEL PLAN

We do not currently plan to add more personnel to our company until the public launch of our product completed when we expect to hire a sales assistant.

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our call-back products and services throughout the period ending June 30, 2010.

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

We have incurred operating losses since inception. As we had cash on hand of $1,559 as at June 30, 2009, management projects that we may require an additional $50,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending June 30, 2010, broken down as follows:

 Estimated Funding Required During the Twelve Month Period Ending June 30, 2010

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
                                                           =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on January 30, 2007 to June 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president (principal executive officer) and chief financial officer (principal accounting officer). Based upon that evaluation, our Company's president along with our Company's chief financial officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our Company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

ITEM 1A. RISK FACTORS.

Not applicable.

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

Date: August 7, 2009