Form 10-Q
period 2009-09-30
Lithium Corp
filed 2009-11-16
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                       Commission File Number 333-148266

                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                                 98-0530295
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

200 S Virginia St - 8th Floor, Reno, Nevada                         89501
 (Address of principal executive offices)                        (Zip Code)

                                  714.475.3512
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

60,550,000 common shares issued and outstanding as of November 16, 2009

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by our company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2009, and our results of operations, and our cash flows for the nine month period ended September 30, 2009 and the period from inception toSeptember 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company's Form 10-K.

                                  LITHIUM CORP.
                      (formerly Utalk Communications, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                               September 30,       December 31,
                                                                   2009               2008
                                                                 --------           --------
                                                                (unaudited)         (audited)

ASSETS

Current assets
  Cash and bank accounts                                         $    855           $  7,084
  Prepaid expenses                                                     --              7,300
                                                                 --------           --------
      Total current assets                                            855             14,384

Software development                                                   --             12,000
                                                                 --------           --------

Total assets                                                     $    855           $ 26,384
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                       $  4,193           $  4,200
  Due to stockholder                                               10,500              5,500
                                                                 --------           --------

 Total liabilities                                                 14,693              9,700
                                                                 --------           --------
Stockholders' equity
  Common stock authorized -
    50,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding
    4,470,000 common shares  (Note 4)                               4,470              4,470
  Additional paid-in capital                                       62,530             62,530
  Deficit accumulated during the development stage                (80,838)           (50,316)
                                                                 --------           --------
Total stockholders' equity                                        (13,838)            16,684
                                                                 --------           --------

Total liabilities and stockholders' equity                       $    855           $ 26,384
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  LITHIUM CORP.
                      (formerly Utalk Communications, Inc.)
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                                             Cumulative
                                                                                                            From Date of
                                       Three Months     Three Months      Nine Months      Nine Months      Inception on
                                          Ended            Ended            Ended            Ended       January 30, 2007 to
                                       September 30,    September 30,    September 30,    September 30,     September 30,
                                           2009             2008             2009             2008              2009
                                        ----------       ----------       ----------       ----------        ----------
REVENUE                                 $       --       $       --       $       --       $       --        $       --
                                        ----------       ----------       ----------       ----------        ----------
OPERATING EXPENSES
  Accounting fees                            2,500            2,274            6,500            4,524            23,097
  Legal fees                                    --               --               --               --            16,282
  Website development costs                     --               --              412               --             3,912
  General and administrative                 3,729            1,658           11,610            3,757            25,547
                                        ----------       ----------       ----------       ----------        ----------

Loss before other item                      (6,229)          (3,842)         (18,522)          (8,281)          (68,838)

Writedown of software development          (12,000)              --          (12,000)              --           (12,000)

Loss before income taxes                   (18,229)          (3,842)         (30,522)          (8,281)          (80,838)

Provision for income taxes                      --               --               --               --                --
                                        ----------       ----------       ----------       ----------        ----------

Net loss                                $  (18,229)      $   (3,842)      $  (30,522)      $   (8,281)       $  (80,838)
                                        ==========       ==========       ==========       ==========        ==========

Basic and diluted loss per
 Common share (1)                               (1)              (1)              (1)              (1)
                                        ==========       ==========       ==========       ==========
Weighted average number of
 common shares outstanding (Note 4)      4,470,000        4,470,000        4,470,000        4,327,995
                                        ==========       ==========       ==========       ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                  LITHIUM CORP.
                      (formerly Utalk Communications, Inc.)
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                  Cumulative
                                                                                                 From Date of
                                                            Nine Months        Nine Months       Inception on
                                                              Ended              Ended        January 30, 2007 to
                                                           September 30,      September 30,      September 30,
                                                               2009               2008               2009
                                                             --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(30,522)          $(13,907)          $(80,838)
  Adjustment for non-cash items -
    Writedown of software development                          12,000                 --             12,000
  (Increase) Decrease in prepaid expenses                       7,300             (9,800)                --
  Increase (Decrease) in accounts payable and
   accrued liabilities                                             (7)            (9,797)             4,193
                                                             --------           --------           --------

Net cash used in operating activities                         (11,229)           (33,504)           (64,645)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in due to stockholder                     5,000              7,000             10,500
  Proceeds from issuance of common stock                           --             47,000             67,000
                                                             --------           --------           --------

Net cash provided by financing activities                       5,000             54,000             77,500

CASH FLOWS USED IN INVESTING ACTIVITY
  Purchase of software development costs                           --            (15,500)           (12,000)
                                                             --------           --------           --------

Change in cash during the period                               (6,229)             4,996                855

Cash, beginning of the period                                   7,084              7,552                 --
                                                             --------           --------           --------

Cash, end of the period                                      $    855           $ 12,548           $    855
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
                                                             ========           ========           ========
  Cash paid for interest                                     $     --           $     --           $     --
                                                             ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  LITHIUM CORP.
                      (formerly Utalk Communications, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Lithium Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lithium Corp.'s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the form 10-K have been omitted.

ACCOUNTING POLICIES

CAPITALIZED WEBSITE COSTS

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of September 30, 2009, Lithium Corp. has not generated any revenue since inception and has accumulated losses of $65,489. The continuation of Lithium Corp. as a going concern is dependent upon the continued financial support from its shareholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Lithium Corp.'s ability to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

On October 9, 2009, we entered into a share exchange agreement with Nevada Lithium Corporation, a Nevada corporation, and the shareholders of Nevada Lithium Corporation. Pursuant to the terms of the share exchange agreement, we have agreed to acquire all of the issued and outstanding shares of Nevada Lithium Corporation's common stock in exchange for the issuance by our company of 12,350,000 shares of our common stock to the shareholders of Nevada Lithium Corporation.

The Company has analyzed its operations subsequent to September 30, 2009 through November 13, 2009 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" mean Lithium Corporation, a Nevada corporation, unless otherwise indicated and the term "Nevada Lithium" means Nevada Lithium Corporation, our wholly owned subsidiary.

GENERAL OVERVIEW

We were incorporated under the laws of the State of Nevada on January 30, 2007 under the name "Utalk Communications Inc." At inception, we were a development stage corporation engaged in the business of developing and marketing a call-back service using a call-back platform. Because we were not successful in implementing our business plan, we considered various alternatives to ensure the viability and solvency of our company.

On August 25, 2009, Tom Lewis was appointed as President, Treasurer, Secretary and director of our company and Mazen Hleiss resigned as the President, Treasurer and Secretary of our company.

On August 31, 2009, we entered into a letter of intent with Nevada Lithium Corporation regarding a business combination which may be effected in one of several different ways, including an asset acquisition, merger of our company and Nevada Lithium Corporation, or a share exchange whereby we would purchase the shares of Nevada Lithium Corporation from its shareholders in exchange for restricted shares of our common stock.

Effective September 30, 2009, we effected a one (1) old for 60 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 3,000,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 4,470,000 shares of common stock to 268,200,000 shares of common stock.

Also effective September 30, 2009, we have changed our name from "Utalk Communications, Inc." to "Lithium Corporation", by way of a merger with our wholly owned subsidiary Lithium Corporation, which was formed solely for the change of name. The name change and forward stock split becomes effective with the Over-the-Counter Bulletin Board at the opening for trading on October 1, 2009 under the new stock symbol "LTUM". Our new CUSIP number is 536804 107.

On October 9, 2009, we entered into a share exchange agreement with Nevada Lithium Corporation, a Nevada corporation, and the shareholders of Nevada Lithium Corporation. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Nevada Lithium Corporation occurred on October 19, 2009. In accordance with the closing of the share exchange agreement, we issued 12,350,000 shares of our common stock to the former shareholders of Nevada Lithium Corporation in exchange for the acquisition, by our company, of all of the 12,350,000 issued and outstanding shares of Nevada Lithium Corporation. Also, pursuant to the terms of the share exchange agreement, a director of our company cancelled 220,000,000 restricted shares of our common stock.

On October 25, 2009, John Hiner was appointed as Vice President of Exploration and a director of our company. Our board of directors now consists of Mazen Hleiss, Tom Lewis and John Hiner.

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada.

Our current operational focus is to conduct exploration activities on our newly acquired properties in Nevada, known as the Fish Lake Valley property and the Fish Creek Caldera property.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched salar (also known as a Playa, dry lake, or Salt Pan), which is located in west central Nevada in northern Esmeralda county, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold eighty (80) acre Association Placer claims that cover approximately 6400 acres. Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, which could possibly be amenable to the extraction by evaporative methods. Additionally evaporative brine mining is environmentally benign, and is achieved with a minimal carbon footprint. The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, & Peru. Access is excellent in Fish Lake Valley with all weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the Playa. Power is available approximately 15 kilometers from the property, and the village of Dyer is approximately 20 kilometers to the south, while the town of Tonopah Nevada is approximately 75 kilometers to the East. Further sediment and brine sampling studies were conducted on the property in early September, and the company is awaiting further assay information. The company anticipates additional sampling programs in Fall 2009, followed by a geophysical survey, and eventual drilling in Spring 2010. The property is held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium has agreed to issue the vendors $350,000 worth of common stock of the company in eight regular disbursements, the last of which is slated to occur on March 31st 2011. To date one disbursement has been made of stock worth $43,750.

FISH CREEK CALDERA

The Fish Creek Caldera prospect is located in west-central Lander County approximately 55 kilometers south of the county seat at the town of Battle Mountain in northern Nevada. The property is roughly centered at 473052E 4453013N (NAD 27 CONUS), and is comprised of 117 conventional 20 acre Lode Mining Claims which cover an area of approximately 2340 acres. Unlike the Fish Lake Valley prospect it is a more traditional bulk mining target which covers an area of clay altered Caetano, and Fish Creek formation Tertiary volcanic tuffs. Both formations originally contained relatively high concentrations of lithium, and locally, through a possible combination of weathering, and hydrothermal processes, these volcanic rocks have been altered to clays. It is thought that the alteration process may have contributed to further lithium enrichment of the clays. During the conduct of uranium exploratory drilling operations here in 1978 by Phillips Uranium Corporation, lithium mineralization of up to 20,000 ppm was discovered. Access is good to the property with an all weather road leading up from Buffalo Valley to the west of the property, and a county maintained track leading up from Highway 305, some 15 kilometers to the east of the property. A low voltage powerline does terminate at the west edge of the claim block, and higher tension power lines can be found in the general area. We intend to begin preliminary work this fall to outline areas of lithium enrichment in an effort to define drill targets, for more precise evaluation of the economic potential of the property in 2010.

Our wholly owned subsidiary, Nevada Lithium Corporation, entered into a lease agreement with Cerro Rico Ventures LLC on March 16, 2009. The lease is maintained by an initial payment, and continuing lease payments as set forth in the table below. Cerro Rico reserves a 3% NSR. We may purchase 1% of the NSR within 5 years for a payment of $500,000. We can purchase an additional 1% of the NSR by paying $1,000,000 within 10 years. The remainder of the NSR can be purchased within 15 years by paying $2,000,000.

        Payment                               Amount              Timing
        -------                               ------              ------

Upon signature                               $ 20,000      March 16, 2009 (paid)
Upon 1st anniversary                         $ 25,000      March 16, 2010
Upon 2nd  anniversary                        $ 30,000      March 16, 2011
Upon 3rd -10th anniversary                   $ 50,000      March 16, 2012 - 2019
Upon 11th - 20th anniversary                 $ 75,000      March 16, 2020 - 2029
At any time upon commercial production       $250,000

Any commercial production and payment therefore shall supercede the annual lease payment requirements, which cease so long as production is maintained. Upon cessation of production for any period in excess of 6 months, the annual lease payments shall resume.

RESULTS OF OPERATIONS

THREE MONTH SUMMARY ENDING SEPTEMBER 30, 2009 AND 2008

                                            Three Months Ended
                                               September 30,
                                           2009             2008
                                         -------          -------

     Revenue                             $   Nil          $   Nil
     Expenses                            $ 6,229          $ 3,842
     Net (Loss)                          $18,229          $ 3,842

EXPENSES

Our total expenses for the three month periods ended September 30, 2009 and September 30, 2008 are outlined in the table below:

                                            Three Months Ended
                                               September 30,
                                           2009             2008
                                         -------          -------

     General and administrative          $ 3,729          $ 1,658
     Professional fees                   $ 2,500          $ 2,274

Expenses for the three months ended September 30, 2009, increased by 62% as compared to the comparative period in 2008 primarily as a result of an overall increase in activity by the Company.

RESULTS OF OPERATIONS

NINE MONTH SUMMARY ENDING SEPTEMBER 30, 2009 AND 2008

                                            Nine Months Ended
                                               September 30,
                                           2009             2008
                                         -------          -------

     Revenue                             $   Nil          $   Nil
     Operating Expenses                  $18,522          $ 8,281
     Other Expenses                      $12,000          $   Nil
     Net (Loss)                          $30,522          $ 8,281

EXPENSES

Our total operating expenses for the nine month periods ended September 30, 2009 and September 30, 2008 are outlined in the table below:

                                            Nine Months Ended
                                               September 30,
                                           2009             2008
                                         -------          -------

     General and administrative          $11,610          $ 3,757
     Professional fees                   $ 6,500          $ 4,524
     Website development costs           $   412          $   Nil

Expenses for the nine months ended September 30, 2009, increased by 123% as compared to the comparative period in 2008 primarily as a result of a an overall increase in activity by the Company. We also incurred a $12,000 expense in 2009 as a result of writing down our software development asset.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                     At                 At
                                September 30,       December 31,       Increase/
                                    2009               2008            Decrease
                                  --------           --------          --------

Current Assets                    $    855           $ 14,384          $(13,529)
Current Liabilities               $ 14,693           $  9,700          $  4,993
Working Capital (deficit)         $(13,838)          $  4,684          $(18,522)

CASH FLOWS

                                                          Nine months        Nine months
                                                             Ended              Ended
                                                          September 30,      September 30,
                                                             2009               2008
                                                           --------           --------
Net Cash Used in Operating Activities                      $(11,229)          $(19,580)
Net Cash Provided by Investing Activities                  $    Nil           $    Nil
Net Cash Provided by Financing Activities                  $  5,000           $ 54,000
Net Increase (Decrease) in Cash During the Period          $ (6,229)          $ 18,920

We estimate that we will spend approximately $30,000 on general and administrative expenses, $50,000 on exploration and $15,000 on travel over the next 12 months.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

                         Expense                          Amount
                         -------                          ------

               General and administrative                $ 70,000
               Exploration                               $130,000
               Mineral Property Costs                    $250,000
               Travel                                    $ 25,000
                                                         --------
               TOTAL                                     $475,000
                                                         ========

               CASH ON HAND, SEPTEMBER 30, 2009          $    855

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $350,000 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, website and travel expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

CASH AND CASH EQUIVALENTS

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

CAPITALIZED WEBSITE AND SOFTWARE COSTS

The Company follows AICPA Statement of Position 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" In accordance with SOP 98-1, internal costs incurred to develop a computer software to be used for commercial purposes are charged to expense when incurred until technological feasibility has been established for the software. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. After technological feasibility is established, the costs of coding and testing and other costs of producing product masters are capitalized. Cost capitalization ceases when the product is available for general release to customers.

Capitalized software costs are amortized using the straight line method over the software's estimated useful life once it is available for use.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISKS ASSOCIATED WITH MINING

ALL OF OUR PROPERTIES ARE IN THE EXPLORATION STAGE. THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES FROM OPERATIONS AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL CONTINUE TO BE SUCCESSFUL IN ACQUIRING MINERAL CLAIMS. IF WE CANNOT CONTINUE TO ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $855 as of September 30, 2009. At September 30, 2009, we had a working capital deficiency of $13,838. We incurred a net loss of $30,522 for the nine month period ended September 30, 2009 and $80,838 since inception. We estimate our average monthly operating expenses to be approximately $20,000 to $40,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated April 6, 2009, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number   Description

(3)              ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 21,
                 2007).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 21, 2007).

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009).

3.4 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009).

(10)             MATERIAL CONTRACTS

10.1 Share exchange agreement dated October 9, 2009, among our company, Nevada Lithium Corporation and the selling shareholders of Nevada Lithium Corporation as set out in the share exchange agreement (incorporated by reference from our Current Report on Form 8-K filed on October 26, 2009).

10.2 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation as purchaser and Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman as vendors. (incorporated by reference from our Current Report on Form 8-K filed on October 26, 2009).

10.3 Lease Agreement dated March 16, 2009 between Nevada Lithium Corporation as Lessee and Cerro Rico Ventures LLC as Lessor. (incorporated by reference from our Current Report on Form 8-K filed on October 26, 2009).

(21)             SUBSIDIARIES OF THE REGISTRANT

21.1             Nevada Lithium Corporation

(31)             RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1* Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)             SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LITHIUM CORPORATION
                                       (Registrant)


Dated: November 16, 2009            /s/ Tom Lewis
                                    --------------------------------------------
                                    Tom Lewis
                                    President, Treasurer, Secretary and Director
                                    (Principal Executive Officer, Principal
                                    Accounting Officer and Principal Financial
                                    Officer)