Form 10-K
period 2009-12-31
Lithium Corp
filed 2010-04-15
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 333-148266

                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                                   N/A
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

200 S. Virginia St. - 8th Floor, Reno, Nevada                      89501
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 775.322.0626

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
       N/A                                                 N/A

           Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $54,511 based on a $.00167 closing price for the Common Stock on June 30, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 62,641,553 as of April 14, 2010

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business............................................................  3

Item 1A. Risk Factors........................................................  5

Item 1B. Unresolved Staff Comments...........................................  8

Item 2.  Properties..........................................................  8

Item 3.  Legal Proceedings...................................................  8

Item 4.  (Removed and Reserved)..............................................  9

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities...................  9

Item 6.  Selected Financial Data............................................. 10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 16

Item 8.  Financial Statements and Supplementary Data......................... 17

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................ 31

Item 9A. Controls and Procedures............................................. 31

Item 9B. Other Information................................................... 32

Item 10. Directors, Executive Officers and Corporate Governance.............. 32

Item 11. Executive Compensation.............................................. 34

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................... 37

Item 13. Certain Relationships and Related Transactions, and Director
         Independence........................................................ 38

Item 14. Principal Accounting Fees and Services.............................. 39

Item 15. Exhibits, Financial Statement Schedules............................. 39

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Lithium" mean Lithium Corporation. and our wholly owned subsidiary, Nevada Lithium Corporation, unless otherwise indicated.

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

OUR CURRENT BUSINESS

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

     Payment                                 Amount               Timing
     -------                                 ------               ------
Upon signature                              $ 20,000       March 16, 2009 (paid)
Upon 1st anniversary                        $ 25,000       March 16, 2010 (paid)
Upon 2nd  anniversary                       $ 30,000       March 16, 2011
Upon 3rd -10th anniversary                  $ 50,000       March 16, 2012 - 2019
Upon 11th - 20th anniversary                $ 75,000       March 16, 2020 - 2029
At any time upon commercial production      $250,000

Any commercial production and payment therefore shall supercede the annual lease payment requirements, which cease so long as production is maintained. Upon cessation of production for any period in excess of 6 months, the annual lease payments shall resume.

COMPETITION

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

COMPLIANCE WITH GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in United States, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

RESEARCH AND DEVELOPMENT

We have incurred $Nil in research and development expenditures over the last two fiscal years.

EMPLOYEES

Currently we have no employees.

We do and will continue to outsource contract employment as needed. With project advancement and if we are successful in any exploration or drilling programs, we may retain additional employees.

ITEM 1A. RISK FACTORS

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $360,511 as of December 31, 2009. At December 31, 2009, we had working capital of $112,056. We incurred a net loss of $190,414 for the year ended December 31, 2009 and $240,730 since inception. We estimate our average monthly operating expenses to be approximately $20,000 to $40,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Our corporate head office is located at 200 S Virginia St - 8th Floor, Reno, Nevada, 89501 and our monthly rent is approximately $200.

MINERAL PROPERTIES

As of the date of this annual report on Form 10-K, we hold the following properties: Fish Lake Valley Property and Fish Creek Caldera. For detail description of these properties, please see the section entitled "Business" above.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "LTUM." The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

      National Association of Securities Dealers OTC Bulletin Board (1)(2)

                  Quarter Ended             High            Low
                  -------------             ----            ---
               December 31, 2009           $ 1.40          $0.60
               September 30, 2009          $0.113          $0.11
               June 30, 2009                  N/A            N/A
               March 31, 2009                 N/A            N/A
               December 31, 2008              N/A            N/A
               September 30, 2008             N/A            N/A
               June 30, 2008                  N/A            N/A
               March 31, 2008                 N/A            N/A
               December 31, 2007              N/A            N/A

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) Our common stock was quoted on the Over-the-Counter Bulletin Boards on July 2, 2008. The first trade did not occur until September 16, 2009.

Our shares are issued in registered form. Nevada Agency & Trust Company., 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626;
Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

On April 14, 2010, the shareholders' list showed 22 registered shareholders with 62,641,553 common shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On December 29, 2009, our board of approved the adoption of the 2009 Stock Plan which permits our company to issue up to 6,050,000 shares of our common stock to directors, officers, employees and consultants. This plan has not been approved by our security holders.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2009:

                      Equity Compensation Plan Information

                                  Number of Securities
                              Number of Securities to be                                     Remaining Available for
                               Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                 Warrants and Rights           Warrants and Rights            (excluding column (a))
   -------------                 -------------------           -------------------            ----------------------
Equity Compensation Plans            --                           --                                       --
Approved by Security
Holders

Equity Compensation Plans Not        --                           --                                6,050,000
Approved by Security Holders

     Total                           --                           --                                6,050,000

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2009.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

CASH REQUIREMENTS

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley property and the Fish Creek Caldera property. We expect to review other potential exploration projects from time to time as they are presented to us.

Our net cash provided by financing activities during the year ended December 31, 2009 was $680,197 as compared to $52,500 during the year ended December 31, 2008.

Over the next twelve months we expect to expend funds as follows:

            Estimated Net Expenditures During the Next Twelve Months

                                                            $
                                                         -------
               General, Administrative Expenses          100,000
               Exploration Expenses                      250,000
                                                         -------

               TOTAL                                     350,000
                                                         =======


We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2009, which are included herein.

Our operating results for the twelve months ended December 31, 2009, for the twelve months ended December 31, 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                         Change Between Twelve
                                                                           Month Period Ended
                                   Twelve Months       Twelve Months       December 31, 2009
                                      Ended               Ended                  and
                                    December 31,        December 31,          December 30,
                                       2009                2008                  2008
                                    ----------          ----------            ----------
Revenue                             $      Nil          $      Nil            $      Nil
Professional fees                       33,431              11,524                21,907
Amortization                               504                 Nil                   504
Investor Relations                      16,875                 Nil                16,875
Interest                                 6,916                 Nil                 6,916
Management fees                         12,000                 Nil                12,000
Rent                                     1,663                 Nil                 1,663
Transfer agent and filing fees          16,135                 Nil                16,135
Travel                                   6,120                 Nil                 6,120
Website development fees                   412               3,500                (3,088)
General and administrative              18,094              11,844                 6,250
Net loss                            $ (190,414)         $  (26,868)           $ (163,546)

Our accumulated losses increased to $240,730 as of December 31, 2009. Our financial statements report a net loss of $190,414for the twelve month period ended December 31, 2009 compared to a net loss of $26,868 for the twelve month period ended December 31, 2008. Our losses have increased primarily as a result of increased overall activities necessary to prospect and stake property claims and activities related to the acquisition of Nevada Lithium Corp.

Our total current liabilities as of December 31, 2009 were $275,005 as compared to total current liabilities of $9,700 as of December 31, 2008. The increase was due to financing through debt to secure lithium properties and an overall increase in activity.

Our operating expenses for the year ended December 31, 2009 were $112,150 compared to $26,868 as of December 31, 2008. The increase in operating expenses were primarily a result of an overall increase in activity necessary to secure additional lithium properties and fees related to the acquisition of Nevada Lithium Corp.

LIQUIDITY AND FINANCIAL CONDITION

                                                     At                 At
                                                 December 31,       December 31,
                                                    2009               2008
                                                  --------           --------
Current assets                                    $387,061           $ 14,384
Current liabilities                                275,005              9,700
                                                  --------           --------
Working capital                                   $112,056           $  4,684
                                                  ========           ========

WORKING CAPITAL

CASH FLOWS

                                                     Year Ended December 31,
                                                    2009               2008
                                                  ---------          ---------
Net cash (used in) operating activities           $(102,052)         $ (40,968)
Net Cash (used in) investing activities            (224,718)           (12,000)
Net cash provided by financing activities           680,197             52,500
                                                  ---------          ---------
Net increase (decrease) in cash during period     $ 353,427          $    (468)
                                                  =========          =========

OPERATING ACTIVITIES

Net cash used in operating activities was $102,052 for the year ended December 31, 2009 compared with net cash used in operating activities of $40,968 in the same period in 2008.

INVESTING ACTIVITIES

Net cash used in investing activities was $224,718 for the year ended December 31, 2009 compared to net cash used in investing activities of $12,000 in the same period in 2008. The increase in use of cash of $212,718 in investing activities is mainly attributable to the acquisition of lithium properties.

FINANCING ACTIVITIES

Net cash provided by financing activities was $680,197 for the year ended December 31, 2009 compared to $52,500 provided by financing activities in the same period in 2008.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE
Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In years in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted loss per share are the same

CASH AND CASH EQUIVALENTS
Cash includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

COMPUTER EQUIPMENT
Computer equipment is stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which has been estimated as 2 years.

Impairment losses are recorded on computer equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

INCOME TAXES
The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, accounts payable and accrued liabilities, interest payable, and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RECENT ACCOUNTING PRONOUNCEMENTS

VARIABLE INTEREST ENTITIES
In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance became effective for the Company on February 1, 2010. The adoption of the guidance did not have an impact on the Company's consolidated financial statements.

CODIFICATION OF GAAP
In June 2009, the FASB issued guidance to establish the Accounting Standards Codification TM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates ("ASU"). ASUs will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for the Company for the period ending October 31, 2009. The adoption of the guidance did not have an impact on the Company's consolidated financial statements.

SUBSEQUENT EVENTS
On July 31, 2009, the Company adopted changes issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events through the date the financial statements were issued.

BUSINESS COMBINATIONS
The Company adopted the changes issued by the FASB that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.

The Company also adopted the changes issued by the FASB which requires assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value if it is more likely than not that they meet the definition of an asset or liability; and requires that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value.

The guidance is effective for the Company's acquisitions occurring on or after February 1, 2009. The Company applied these new provisions to two acquisitions that occurred during the year, Rock Coast Media, Inc. and Pixel Bridge, Inc. These acquisitions are more fully disclosed in Note 5 in our Consolidated Financial Statements.

NON-CONTROLLING INTERESTS
In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding non-controlling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent's equity; the amount of net income attributable to the parent and the non-controlling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent's interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the non-controlling owners be already identified and distinguished. The adoption of this guidance had no impact on the Company's consolidated financial statements.

INTANGIBLE ASSETS
In April 2008, the FASB adopted changes to require companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the guidance on February 1, 2009. The adoption had no impact on the Company's consolidated financial statements.

HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

In May 2008, the FASB issued changes to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The guidance is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. Management is currently evaluating the guidance and assessing the impact, if any, on the Company's consolidated financial statements.

REVENUE RECOGNITION
In September 2009, the FASB issued new revenue recognition guidance on multiple deliverable arrangements. It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification ("ASC") 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

RECLASSIFICATIONS
Certain balances in the prior years have been reclassified to conform to the current year presentation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Lithium Corporation
                         (An Exploration Stage Company)
                                Table of Contents
                           December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm                      18

Report of Independent Registered Public Accounting Firm                      19

Consolidated Balance Sheets as of December 31, 2009 and 2008                 20

Consolidated Statements of Operations for the years ended
December 31, 2009 and 2008 and the period from
January 30, 2007 (date of inception) to December 31, 2009                    21

Consolidated Statement of Stockholders' Equity (Deficit) as of
December 31, 2009                                                            22

Consolidated Statement of Cash Flows for the years ended
December 31, 2009 and 2008 and the period from January 30, 2007
(date of inception) to December 31, 2009                                     23

Consolidated Notes to the Financial Statements                               24

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lithium Corporation
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Lithium Corporation (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period January 30, 2007 (Inception) through December 31, 2008. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders' equity, and cash flows for the period January 30, 2007 (Inception) through December 31, 2009, insofar as it relates to the amounts for prior periods through December 31, 2008, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2009 and the results of its operations and its cash flows for the year then ended and for the period from January 30, 2007 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited working capital, has received no revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
----------------------------------
Bingham Farms, Michigan
April 13, 2010

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Lithium Corp (formerly Utalk Communications, Inc.)
(a development stage company)
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Lithium Corp. as of December 31, 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended and for the period from inception (January 30, 2007) through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corp. as of December 31, 2008 and the results of operations and cash flows for the year then ended and for the period from inception (January 30, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ MaloneBailey, LLP
--------------------------------
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 6, 2009

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                        As of December 31, 2009 and 2008

                                                                    December 31,         December 31,
                                                                       2009                 2008
                                                                    ----------           ----------
                                ASSETS

CURRENT ASSETS
  Cash                                                              $  360,511           $    7,084
  Prepaid expenses                                                      26,550                7,300
                                                                    ----------           ----------
Total Current Assets                                                   387,061               14,384
                                                                    ----------           ----------
OTHER ASSETS
  Computer equipment, net of amortization                                1,498                   --
  Software development                                                      --               12,000
  Mineral properties                                                   262,421                   --
                                                                    ----------           ----------
Total Other Assets                                                     263,919               12,000
                                                                    ----------           ----------

TOTAL ASSETS                                                        $  650,980           $   26,384
                                                                    ==========           ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
    Accounts payable and accrued liabilities                        $   99,308           $    4,200
    Due to director                                                      6,234                5,500
    Loans payable                                                      169,463                   --
                                                                    ----------           ----------
Total Current Liabilities                                              275,005                9,700
                                                                    ----------           ----------

Total Liabilities                                                      275,005                9,700
                                                                    ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, 300,000,000 shares authorized, par value
   $0.001; 60,550,000 common shares issued and outstanding
   (2008 - 268,200,000)                                                 60,550                4,470
  Additional paid in capital                                           556,155               62,530
  Deficit accumulated during the exploration stage                    (240,730)             (50,316)
                                                                    ----------           ----------
Total Stockholders' Equity                                             375,975               16,684
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  650,980           $   26,384
                                                                    ==========           ==========


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2009 and 2008
     For the Period from January 30, 2007 (Inception) to December 31, 2009

                                                                                            From
                                                                                      January 30, 2007
                                                   Year ended         Year ended       (Inception) to
                                                   December 31,       December 31,      December 31,
                                                      2009               2008               2009
                                                  ------------       ------------       ------------
REVENUE                                           $         --       $         --       $         --

EXPENSES
  Professional fees                                     33,431             11,524             66,310
  Amortization                                             504                 --                504
   Exploration expenses                                 66,264                 --             66,264
  Investor relations                                    16,875                 --             16,875
  Interest                                               6,916                 --              6,916
  Management fees                                       12,000                 --             12,000
  Rent                                                   1,663                 --              1,663
  Transfer agent and filing fees                        16,135                 --             16,135
  Travel                                                 6,120                 --              6,120
  Website development costs                                412              3,500              3,912
  Write-down of software development costs              12,000                 --             12,000
  General and administrative                            18,094             11,844             32,031
                                                  ------------       ------------       ------------
TOTAL EXPENSES                                         190,414             26,868            240,730
                                                  ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                              (190,414)           (26,868)          (240,730)

PROVISION FOR INCOME TAXES                                  --                 --                 --
                                                  ------------       ------------       ------------

NET LOSS                                          $   (190,414)      $    (26,868)      $   (240,730)
                                                  ============       ============       ============

NET LOSS PER SHARE: BASIC AND DILUTED             $      (0.00)      $      (0.00)
                                                  ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                 226,670,000        264,646,027
                                                  ============       ============


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
      For the Period from January 30, 2007 (Inception) to December 31, 2009

                                                                                              Deficit
                                                                                       Accumulated
                                                 Common Stock            Additional     during the
                                            ----------------------        Paid in      Exploration
                                            Shares          Amount        Capital         Stage          Total
                                            ------          ------        -------         -----          -----
Balance, January 30, 2007
 (date of inception)                              --      $      --      $      --      $      --      $      --

Shares issued to founder on
 January 30, 2007 @ $0.001 per
 share (par value $0.001 per share)      240,000,000        240,000       (220,000)            --         20,000

Net loss for the period ended
 December 31, 2007                                --             --             --        (23,448)       (23,448)
                                        ------------      ---------      ---------      ---------      ---------

Balance, December 31, 2007               240,000,000        240,000       (220,000)       (23,448)        (3,448)

Common stock issued for cash @
 $0.0016 per share                        28,200,000         28,200         18,800             --         47,000

Net loss for the year ended
 December 31, 2008                                --             --             --        (26,868)       (26,868)
                                        ------------      ---------      ---------      ---------      ---------

Balance, December 31, 2008               268,200,000        268,200       (201,200)       (50,316)        16,684

Shares issued in conjunction
 with merger                              12,350,000         12,350        537,355             --        549,705

Shares cancelled                        (220,000,000)      (220,000)       220,000             --             --

Net loss for the year ended
 December 31, 2009                                --             --             --       (190,414)      (190,414)
                                        ------------      ---------      ---------      ---------      ---------

Balance, December 31, 2009                60,550,000      $  60,550      $ 556,155      $(240,730)     $ 375,975
                                        ============      =========      =========      =========      =========


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2009 and 2008
     For the Period from January 30, 2007 (Inception) to December 31, 2009

                                                                                              From
                                                                                        January 30, 2007
                                                 Year ended           Year ended         (Inception) to
                                                 December 31,         December 31,        December 31,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                        $ (190,414)          $  (26,868)          $ (240,730)
  Adjustment for non-cash items:
    Write-down of software development               12,000                   --               12,000
    Depreciation                                        504                   --                  504
  Changes in assets and liabilities:
    (Increase) in prepaid expenses                  (19,250)              (7,001)             (26,550)
    Increase (decrease) in accounts payable
     and accrued liabilities                         95,108               (7,099)              99,308
                                                 ----------           ----------           ----------
Cash used in operating activities                  (102,052)             (40,968)            (155,468)
                                                 ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                              (2,002)                  --               (2,002)
  Purchase of software development                       --              (12,000)             (12,000)
  Interest in mineral properties                   (222,716)                  --             (222,716)
                                                 ----------           ----------           ----------
Cash used in investing activities                  (224,718)             (12,000)            (236,718)
                                                 ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable                        169,463                5,500              169,463
  Proceeds from director                                734                   --                6,234
  Proceeds from sale of stock                       510,000               47,000              577,000
                                                 ----------           ----------           ----------
Cash provided by financing activities               680,197               52,500              752,697
                                                 ----------           ----------           ----------

Increase (decrease) in cash                         353,427                 (468)             360,511
Cash, opening                                         7,084                7,552                   --
                                                 ----------           ----------           ----------

Cash, closing                                    $  360,511           $    7,084           $  360,511
                                                 ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                         $       --           $       --           $       --
                                                 ==========           ==========           ==========
  Cash paid for income taxes                     $       --           $       --           $       --
                                                 ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lithium  Corporation  (formerly Utalk  Communications  Inc.) was incorporated on
January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

Nevada Lithium Corp. was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corp. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corp. Lithium intends to engage in the exploration of certain lithium interests in the state of Nevada. The Company is in the exploration stage. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE
Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In years in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted loss per share are the same.

CASH AND CASH EQUIVALENTS
Cash includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

COMPUTER EQUIPMENT
Computer equipment is stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which has been estimated as 2 years.

Impairment losses are recorded on computer equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

INCOME TAXES
The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, accounts payable and accrued liabilities, interest payable, and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RECENTLY ADOPTED PRONOUNCEMENTS

VARIABLE INTEREST ENTITIES
In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance became effective for the Company on February 1, 2010. The adoption of the guidance did not have an impact on the Company's consolidated financial statements.

CODIFICATION OF GAAP
In June 2009, the FASB issued guidance to establish the Accounting Standards Codification TM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates ("ASU"). ASUs will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for the Company for the period ending October 31, 2009. The adoption of the guidance did not have an impact on the Company's consolidated financial statements.

SUBSEQUENT EVENTS
On July 31, 2009, the Company adopted changes issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events through the date the financial statements were issued.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS COMBINATIONS
The Company adopted the changes issued by the FASB that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.

The Company also adopted the changes issued by the FASB which requires assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value if it is more likely than not that they meet the definition of an asset or liability; and requires that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value.

The guidance is effective for the Company's acquisitions occurring on or after February 1, 2009. The Company applied these new provisions to two acquisitions that occurred during the year, Rock Coast Media, Inc. and Pixel Bridge, Inc. These acquisitions are more fully disclosed in Note 5 in our Consolidated Financial Statements.

NON-CONTROLLING INTERESTS
In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding non-controlling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent's equity; the amount of net income attributable to the parent and the non-controlling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent's interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the non-controlling owners be already identified and distinguished. The adoption of this guidance had no impact on the Company's consolidated financial statements.

INTANGIBLE ASSETS
In April 2008, the FASB adopted changes to require companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. The Company adopted the guidance on February 1, 2009. The adoption had no impact on the Company's consolidated financial statements.

HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") In May 2008, the FASB issued changes to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The guidance is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. Management is currently evaluating the guidance and assessing the impact, if any, on the Company's consolidated financial statements.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
In September 2009, the FASB issued new revenue recognition guidance on multiple deliverable arrangements. It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification ("ASC") 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

RECLASSIFICATIONS
Certain balances in the prior years have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses, a working capital of $112,056 and a deficit accumulated during the exploration stage of $240,730 as of December 31, 2009. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - ACQUISITION OF NEVADA LITHIUM CORP.

On October 9, 2009, the Lithium Corporation completed the acquisition of Nevada Lithium Corp. whereby it issued 12,350,000 common shares in exchange for 100% of the issued and outstanding common shares of Nevada Lithium Corp. This acquisition has been accounted for using the acquisition method.

The deemed value of the acquisition was $549,705 based upon the fair value of consideration received.

NOTE 4 - COMPUTER EQUIPMENT

                                              Accumulated
                            Cost             Amortization         Net Book Value
                            ----             ------------         --------------
Computer Equipment         $2,002               $  504                $1,498
                           ======               ======                ======

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009


NOTE 5 - MINERAL PROPERTIES

FISH CREEK PROPERTY

On March 16, 2009, the Company entered into a lease agreement whereby it optioned 100% interest in the property by making the following payments:

           Payment                           Amount               Date
           -------                           ------               ----
Upon signature                              $ 20,000      March 16, 2009 (paid)
1st anniversary                             $ 25,000      March 16, 2010 (paid)
2nd anniversary                             $ 30,000      March 16, 2011
3rd through 10th anniversary                $ 50,000      March 16, 2012 - 2019
11th through 20th anniversary               $ 75,000      March 16, 2010 - 2029
At any time upon commercial production      $250,000

The lessor reserves a 3% NSR. The Company may purchase 1% of the NSR within 5 years for $500,000, an additional 1% of the NSR within 10 years for $1,000,000 and the remaining 1% of the NSR within 15 years for $2,000,000.

FISH LAKE PROPERTY

The Company has purchased a 100% interest in the Fish Lake property $350,000 worth of equity whereby title shall be transferred to the Company through quit claim deed upon the final stock disbursement. Stock disbursements shall be made quarterly upon the following schedule:

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid) 5th Disbursement: within 10 days of June 30, 2010
     6th Disbursement:  within 10 days of September 30, 2010
     7th Disbursement:  within 10 days of December 31, 2010
     8th Disbursement:  within 10 days of March 31, 2011

In addition, the Company will be required to expend $250,000 on the property over the term of the lease.

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

          Name              Claims (Area in Acres)             Amount
          ----              ----------------------             ------
     West Big Smoky              34 (2,720)                    $ 9,915
     Salt Wells                 156 (12,480)                   $45,482
     Cortez                      62 (4,960)                    $18,077
     Beowawe                     16 (1,280)                    $ 5,481

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009


NOTE 6 - LOANS PAYABLE

As of December 31, 2009, the Company has a loan payable of $125,000 which bears interest at 10% per annum, is secured by the assets of Nevada Lithium Corp. and is due on May 20, 2010.

As of December 31, 2009, the Company has a loan payable of $40,000 which bears interest at 10% per annum, is secured by the assets of Nevada Lithium Corp. and is due on March 17, 2009.

As of December 31, 2009, $10,872 of interest has been accrued in relation to these loans.

The Company has a balance owing of $4,463 to a related party which is unsecured and bears no interest. There are no specific terms of repayment with this loan.

NOTE 7 - CAPITAL STOCK

The Company is authorized to issue 300,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

COMMON STOCK

On January 30, 2007, the Company issued 240,000,000 shares of its common stock to founders for proceeds of $20,000.

During the year-ended December 31, 2008, the Company issued 28,200,000 shares of its common stock for total proceeds of 47,000.

On October 9, 2009, the Company cancelled 220,000,000 shares of its common stock. Also on October 9, 2009, the Company issued 12,350,000 shares of its common stock for 100 percent of the issued and outstanding stock of Nevada Lithium Corp. Refer to Note 3.

NOTE 8 - INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its realization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at December 31, 2009 are as follows:

                                                    2009               2008
                                                  --------           --------
     Deferred tax asset attributable to:
       Net operating losses carried forward       $ 52,960           $ 11,069
       Valuation allowance                         (52,960)           (11,069)
                                                  --------           --------
     Total net deferred tax asset                 $     --           $     --
                                                  ========           ========

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009


NOTE 8 - INCOME TAXES (CONTINUED)

Lithium follows  Statement of Financial  Accounting  Standards  Number 109 (SFAS
109) (ASC 740-10), "Accounting for Income Taxes." SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $52,960 at December 31, 2009 (2008: $11,069) is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2009, the Company had net operating loss carry-forwards amounting to approximately $240,730 (2008: $50,316) that expire in various amounts beginning in 2029 in the U.S.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission.

On January 10, 2010, the Company issued 53,484 shares of its common stock as part of the Fish Lake Property acquisition.

On March 24, 2010, the Company issued 2,000,000 units in a private placement, raising gross proceeds of $2,000,000, or $1.00 per unit. Each unit consists of one common share in the capital of our company and one non-transferable common share purchase warrant. Each whole common share purchase warrant non-transferable entitles the holder thereof to purchase one share of common stock in the capital of our company, for a period of twelve months commencing the closing, at a purchase price of $1.20 per warrant share and at a purchase price of $1.35 per warrant share for a period of twenty-four months thereafter.

On April 10, 2010, the Company issued 38,069 shares of its common stock as part of the Fish Lake Property acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                            Position Held                     Date First Elected
  Name                     with the Company          Age         or Appointed
  ----                     ----------------          ---         ------------
Tom Lewis               President, Treasurer,        56        August 25, 2009
                        Secretary and Director

John Hiner              Vice President of            62        October 25, 2009
                        Exploration and Director

Henry (Kip) Tonking     Director                     55        November 17, 2009

Stephen Goss            Director                     59        February 8, 2010

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

TOM LEWIS - PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

Mr. Lewis has more than 35 years experience in the Oil and Gas and Mineral exploration industries. He has held various positions including Project Geologist, Project Manager, Senior Project Geologist, and Vice President Exploration. He also was an integral member of the development team that explored, and developed the Cortez Hills deposit in Crescent Valley Nevada.

In 1973 Mr. Lewis started his career in the Oil Fields, and worked in the Geophysical, and Drilling industries until 1981, when he became a Petroleum Landman for Westburne Petroleum & Minerals. While there he was responsible for the acquisition and disposition of interests and maintaining title to petroleum lands in various locales in the United States, and Western Canada. In 1989 he started his own business as a consulting geologist and has worked in numerous locations over the past 20 years, including the United States, Mexico, Canada,

Portugal, Chile, Africa, India and Honduras. Some of the positions he held include: working with Teck Cominco in 1996 evaluating and exploring precious metal deposits in Southern Mexico; Project Manager on the Farim Phosphate deposit for Champion Resources in Guinea Bissau, West Africa in 1998; Project Geologist in 2001 and 2002 for Crystal Graphite Corporation, Project Geologist on the Midway Gold project in Tonopah Nevada, followed by two years as Senior Geologist at the Cortez Joint Venture in Crescent Valley, Nevada. By August 2005 he was named Vice President of Exploration in Portugal for St Elias Mines, working on the Jales project, and developing grass roots projects in Nevada. Following his experience in Portugal and Nevada he consulted to Selkirk Metals and New World Resource Corp. on projects in western Canada and Nevada. Most recently he consulted to Kinross Gold USA evaluating possible acquisitions.

JOHN HINER - VICE PRESIDENT OF EXPLORATION AND DIRECTOR

Mr. Hiner is a Geologist who has over 30 years of experience in the Mineral exploration, and Oil and Gas industries, and has considerable experience in this capacity, and also has been an officer or director of several public companies.

HENRY (KIP) TONKING - DIRECTOR

Mr. Tonking is a graduate of the Mackay School of Mines at the University of Nevada in Reno, Nevada, graduating with a B.Sc. in Geology in 1979. Currently based in Reno, Kip has provided exploration and management services to a number of major and junior mining firms throughout the western Unites States, with his principal focus being the State of Nevada. He has over 30 years of experience in minerals exploration and real estate development. Mr. Tonking is currently the owner and President of T & T Exploration, a mineral exploration consulting firm, Vice President of Golden Crescent Corporation, and Manager of All American Resources, all of which are Nevada based companies.

STEPHEN GOSS - DIRECTOR

Mr. Goss has over twenty years experience as a mineral landman, and has worked for The Bunker Hill Company, U.S. Borax and Chemical Corporation and Kennecott Exploration Company. He has been involved with several start-up mineral exploration companies, most notably Timberline Resources Corporation, where he was a co-founder and acted as its CEO from January 2004 to May 2006. Mr. Goss received a M.S. degree in Geography from the University of Idaho and is licensed as a Certified General real estate appraiser in the State of Washington.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;
     3. being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934 and therefore, we are not subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

We have not adopted a code of ethics.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended December 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

AUDIT COMMITTEE

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2009 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;
     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2009 and 2008; and
     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                   Non-Equity      Nonqualified
 Name and                                                          Incentive         Deferred
 Principal                                   Stock      Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Tom Lewis       2009     Nil        Nil        Nil        Nil           Nil             Nil           $40,380       $40,380
President,      2008     N/A        N/A        N/A        N/A           N/A             N/A               N/A           N/A
Treasurer,
Secretary and
Director (1)

Mazen Hleiss    2009     Nil        Nil        Nil        Nil           Nil             Nil               Nil           Nil
Former          2008     Nil        Nil        Nil        Nil           Nil             Nil               Nil           Nil
President,
Treasurer,
Secretary and
Director (2)

----------
(1) Mr. Lewis was appointed the president, treasurer, secretary and a director of our company on August 25, 2009.
(2) Mr. Hleiss was appointed the president, treasurer, secretary and a director of our company January 30, 2007 and resigned as president, treasurer, secretary on August 25, 2009, and as a director on November 17, 2009.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2009 GRANTS OF PLAN-BASED AWARDS

The following table provides information about equity and non-equity awards granted to the named executives in 2009:

                           GRANTS OF PLAN-BASED AWARDS

                                                                                              All
                                                                                             Other
                                                                                             Stock                          Grant
                                                                                             Awards:   All Other  Exercise  Date
                                                                                             Number     Option       or     Fair
                                                                                               of       Awards:     Base    Value
                           Estimated Future Payouts           Estimated Future Payouts       Shares     Number     Price     of
                          Under Non-Equity Incentive           Under Equity Incentive          of         of         of     Stock
                                 Plan Awards                        Plan Awards              Stocks   Securities   Option    and
             Grant  ----------------------------------- -----------------------------------    or     Underlying   Awards   Option
Name         Date   Threshold($)  Target($)  Maximum($) Threshold($)  Target($)  Maximum($) Units(#)  Options(#)   ($/Sh)   Awards
----         ----   ------------  ---------  ---------- ------------  ---------  ---------- --------  ----------   ------   ------
Tom Lewis    2009        Nil         Nil        Nil          Nil         Nil         Nil       Nil       Nil         Nil      Nil
President,   2008        N/A         N/A        N/A          N/A         N/A         N/A       N/A       N/A         N/A      N/A
Treasurer,
Secretary
and Director

Mazen Hleiss 2009        Nil         Nil        Nil          Nil         Nil         Nil       Nil       Nil         Nil      Nil
Former       2008        Nil         Nil        Nil          Nil         Nil         Nil       Nil       Nil         Nil      Nil
President,
Treasurer,
Secretary
and Director

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     --------    ----      ---------     ---------   ---------    ---------

Tom Lewis    2009  Nil        Nil              Nil           Nil       Nil         Nil           Nil          Nil         Nil
President,   2009  N/A        N/A              N/A           N/A       N/A         N/A           N/A          N/A         N/A
Treasurer,
Secretary
and Director

Mazen Hleiss 2009  Nil        Nil              Nil           Nil       Nil         Nil           Nil          Nil         Nil
Former       2009  N/A        N/A              N/A           N/A       N/A         N/A           N/A          N/A         N/A
President,
Treasurer,
Secretary
and Director

OPTION EXERCISES AND STOCK VESTED

During our Fiscal year ended December 31, 2009 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2009:

                              DIRECTOR COMPENSATION

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Tom Lewis          Nil          Nil        Nil           Nil              Nil              Nil            Nil
John Hiner         Nil          Nil        Nil           Nil              Nil              Nil            Nil
Henry Tonking      Nil          Nil        Nil           Nil              Nil              Nil            Nil
Stephen Goss       Nil          Nil        Nil           Nil              Nil              Nil            Nil

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                Amount and Nature of              Percentage
 Beneficial Owner                  Beneficial Ownership              of Class(1)
 ----------------                  --------------------              -----------
Tom Lewis                              10,000,000                      15.96%
PO Box 2053
Richland, WA 99352

John Hiner                             10,000,000                      15.96%
9443 Axlunde Road
Lynden, WA 98264

Henry Tonking                                 Nil                       0.00%
PO Box 6945
Incline Village, NV 89450

Stephen Goss                                  Nil                       0.00%
36 W. 16th Ave
Spokane, WA 99203

Directors and Executive
 Officers as a Group (1)               20,000,000 common shares        31.92%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2010. As of April 14, 2010 there were 62,641,553 shares of our company's common stock issued and outstanding

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with four (4) directors, consisting of Tom Lewis, John Hiner, Henry Tonking and Stephen Goss.

We have determined that John Hiner, Henry Tonking and Stephen Goss are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an "audit committee financial expert" as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2009 and for fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                          Year Ended
                                December 31,        December 31,
                                   2009                2008
                                  ------              ------
                                     $                   $
     Audit Fees                    8,000              11,524
     Audit Related Fees              Nil                 Nil
     Tax Fees                        Nil                 Nil
     All Other Fees                4,250                 Nil
                                  ------              ------
     Total                        12,250              11,524
                                  ======              ======

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

     (1)  Financial statements for our company are listed in the index under
          Item 8 of this document

     (2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit
Number       Description

(3)       ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 21, 2007).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 21, 2007).

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009).

3.4 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009).

(4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
          INDENTURES

4.1 2009 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009)

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

10.3 Lease Agreement dated March 16, 2009 between Nevada Lithium Corporation as Lessee and Cerro Rico Ventures LLC as Lessor (incorporated by reference from our Current Report on Form 8-K filed on October 26, 2009).

(21)      SUBSIDIARIES OF THE REGISTRANT

21.1      Nevada Lithium Corporation

(23)      CONSENTS OF EXPERTS

23.1*     Consent of Silberstein Ungar, PLLC CPAs and Business Advisors

23.2*     Consent of MaloneBailey, LLP

(31)      RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1* Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)      SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its

                               LITHIUM CORPORATION
                                  (Registrant)


Dated: April 15, 2010          /s/ Tom Lewis
                               -------------------------------------------------
                               Tom Lewis
                               President, Treasurer, Secretary and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 15, 2010          /s/ Tom Lewis
                               -------------------------------------------------
                               Tom Lewis
                               President, Treasurer, Secretary and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)


Dated: April 15, 2010          /s/ John Hiner
                               -------------------------------------------------
                               John Hiner
                               Director


Dated: April 15, 2010          /s/ Henry (Kip) Tonking
                               -------------------------------------------------
                               Henry (Kip) Tonking
                               Director


Dated: April 15, 2010          /s/ Stephen Goss
                               -------------------------------------------------
                               Stephen Goss
                               Director