Form 10-Q
period 2010-03-31
Lithium Corp
filed 2010-05-14
CIK 1415332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                       Commission File Number 333-148266


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                                  N/A
(State or Other Jurisdiction Of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

200 S Virginia St - 8th Floor, Reno, Nevada                         89501
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (775) 322-0626
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

As of May 13, 2010, there were 62,603,484 shares of the registrant's $0.001 par value common stock issued and outstanding.

                               LITHIUM CORPORATION

                                 FORM 10-Q INDEX

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4.  Controls and Procedures                                              21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 1A. Risk Factors                                                         21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  [Removed and Reserved]                                               22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

Signature Page                                                                23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               Lithium Corporation
                         (An Exploration Stage Company)

                                Table of Contents

Consolidated Balance Sheets as of March 31, 2010 (unaudited)
and December 31, 2009 (audited)                                               4

Consolidated  Statements of Operations for the three months ended
March 31, 2010 and 2009 and the period from January 30, 2007
(date of inception) to March 31, 2010 (unaudited)                             5

Consolidated Statement of Stockholders' Equity as of
March 31, 2010 (unaudited)                                                    6

Consolidated  Statement  of Cash Flows for the three months ended
March 31, 2010 and 2009 and the period from January 30, 2007
(date of inception) to March 31, 2010 (unaudited)                             7

Consolidated Notes to the Financial Statements                                8

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                   As of March 31, 2010 and December 31, 2009

                                                                     March 31,            December 31,
                                                                       2010                  2009
                                                                    -----------           -----------
                                                                    (unaudited)            (audited)
                                ASSETS

CURRENT ASSETS
  Cash                                                              $ 2,161,612           $   360,511
  Prepaid expenses                                                        6,030                26,550
  Due from director                                                         985                    --
                                                                    -----------           -----------
Total Current Assets                                                  2,168,627               387,061
                                                                    -----------           -----------
OTHER ASSETS
  Computer equipment, net of amortization                                 1,248                 1,498
  Mineral properties                                                    392,212               262,421
                                                                    -----------           -----------
Total Other Assets                                                      393,460               263,919
                                                                    -----------           -----------

TOTAL ASSETS                                                        $ 2,562,087           $   650,980
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
    Accounts payable and accrued liabilities                        $    49,382           $    99,308
    Due to director                                                       6,234                 6,234
    Loans payable                                                       165,000               169,463
                                                                    -----------           -----------
Total Current Liabilities                                               220,616               275,005
                                                                    -----------           -----------

TOTAL LIABILITIES                                                       220,616               275,005
                                                                    -----------           -----------
STOCKHOLDERS' EQUITY
  Common stock, 300,000,000 shares authorized, par value
   $0.001; 62,603,484 common shares issued and outstanding
   (2009 - 60,550,000)                                                   62,604                60,550
  Additional paid in capital                                          1,179,609               556,155
  Additional paid in capital - warrants                               1,445,625                    --
  Deficit accumulated during the exploration stage                     (346,367)             (240,730)
                                                                    -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                            2,341,471               375,975
                                                                    -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,562,087           $   650,980
                                                                    ===========           ===========


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (unaudited)
               For the Three Months Ended March 31, 2010 and 2009
       For the Period from January 30, 2007 (Inception) to March 31, 2010

                                                                                             From
                                                  Three Months       Three Months      January 30, 2007
                                                     Ended              Ended           (Inception) to
                                                    March 31,          March 31,           March 31,
                                                      2010               2009                2010
                                                  -------------      -------------       -------------
REVENUE                                           $          --      $          --       $          --
                                                  -------------      -------------       -------------
EXPENSES
  Professional fees                                       7,463                 --              73,773
  Amortization                                              250                 --                 754
  Exploration expenses                                   35,688                 --             101,952
  Investor relations                                     38,655                 --              55,530
  Interest                                                4,069                 --              10,985
  Management fees                                         9,200                 --              21,200
  Rent                                                     (243)                --               1,420
  Transfer agent and filing fees                            602                 --              16,737
  Travel                                                  2,199                 --               8,319
  Website development costs                                  --                412               3,912
  Write-down of website costs                                --                 --              12,000
  General and administrative                              7,754              4,047              39,785
                                                  -------------      -------------       -------------
TOTAL EXPENSES                                          105,637              4,459             346,367
                                                  -------------      -------------       -------------

LOSS BEFORE INCOME TAXES                               (105,637)            (4,459)           (346,367)

PROVISION FOR INCOME TAXES                                   --                 --                  --
                                                  -------------      -------------       -------------

NET LOSS                                          $    (105,637)     $      (4,459)      $    (346,367)
                                                  =============      =============       =============

NET LOSS PER SHARE: BASIC AND DILUTED             $       (0.00)     $       (0.00)
                                                  =============      =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                   60,753,097        268,200,000
                                                  =============      =============


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (unaudited)
       For the Period from January 30, 2007 (Inception) to March 31, 2010

                                                                                                     Deficit
                                                                                       Additional   Accumulated
                                                   Common Stock          Additional     Paid in     during the
                                               --------------------       Paid in       Capital -   Exploration
                                               Shares        Amount       Capital       Warrants       Stage         Total
                                               ------        ------       -------       --------       -----         -----
Balance, January 30, 2007 (date of
 inception)                                          --     $      --    $       --    $       --   $      --     $       --

Shares issued to founder on January 30,
 2007 @ $0.001 per share (par value
 $0.001 per share)                          240,000,000       240,000      (220,000)           --          --         20,000

Net loss for the period ended
 December 31, 2007                                   --            --            --            --     (23,448)       (23,448)
                                           ------------     ---------    ----------    ----------   ---------     ----------

Balance, December 31, 2007                  240,000,000       240,000      (220,000)           --     (23,448)        (3,448)

Common stock issued for cash @ $0.10
 per share                                   28,200,000        28,200        18,800            --          --         47,000

Net loss for the year ended
 December 31, 2008                                   --            --            --            --     (26,868)       (26,868)
                                           ------------     ---------    ----------    ----------   ---------     ----------

Balance, December 31, 2008                  268,200,000       268,200      (201,200)           --     (50,316)        16,684

Shares issued in conjunction with merger     12,350,000        12,350       537,355            --          --        549,705

Shares cancelled                           (220,000,000)     (220,000)      220,000            --          --             --

Net loss for the year ended
 December 31, 2009                                   --            --            --            --    (190,414)      (190,414)
                                           ------------     ---------    ----------    ----------   ---------     ----------

Balance, December 31, 2009                   60,550,000        60,550       556,155            --    (240,730)       375,975

Shares issued with respect to Fish Lake          53,484            54        71,079            --          --         71,133
Common stock issued for cash @ $1.00
 per share                                    2,000,000         2,000       552,375     1,445,625          --      2,000,000

Net loss for the period ended
 March 31, 2010                                      --            --            --            --    (105,637)      (105,637)
                                           ------------     ---------    ----------    ----------   ---------     ----------

Balance, March 31, 2010                      62,603,484     $  62,604    $1,179,609    $1,445,625   $(346,367)    $2,341,471
                                           ============     =========    ==========    ==========   =========     ==========


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
               For the Three Months Ended March 31, 2010 and 2009
       For the Period from January 30, 2007 (Inception) to March 31, 2010

                                                                                                          From
                                                          Three Months          Three Months        January 30, 2007
                                                             Ended                 Ended             (Inception) to
                                                            March 31,             March 31,             March 31,
                                                              2010                  2009                  2010
                                                           -----------           -----------           -----------
Cash Flows from Operating Activities:
  Net loss for the period                                  $  (105,637)          $    (4,459)          $  (346,367)
  Adjustment for non-cash items:
    Write-down of software development                              --                    --                12,000
    Depreciation                                                   250                    --                   754
  Changes in assets and liabilities:
    (Increase) in prepaid expenses                              20,520                 2,500               (26,030)
    Increase (decrease) in accounts payable and
     accrued liabilities                                       (49,926)               (1,600)               49,382
                                                           -----------           -----------           -----------
Cash used in operating activities                             (134,793)               (3,559)             (310,261)
                                                           -----------           -----------           -----------
Cash Flows from Investing Activities:
  Purchase of equipment                                             --                    --                (2,002)
  Purchase of software development                                  --                    --               (12,000)
  Interest in mineral properties                               (58,658)                   --              (261,374)
                                                           -----------           -----------           -----------
Cash used in investing activities                              (58,658)                   --              (275,376)
                                                           -----------           -----------           -----------
Cash Flows from Financing Activities:
  Proceeds from loan payable                                    (5,448)                   --               164,015
  Proceeds from director                                            --                    --                 6,234
  Proceeds from sale of stock                                2,000,000                    --             2,577,000
                                                           -----------           -----------           -----------
Cash provided by financing activities                        1,994,552                    --             2,747,249
                                                           -----------           -----------           -----------

Increase (decrease) in cash                                  1,801,101                (3,559)            2,161,612
Cash, opening                                                  360,511                 7,084                    --
                                                           -----------           -----------           -----------

Cash, closing                                              $ 2,161,612           $     3,525           $ 2,161,612
                                                           ===========           ===========           ===========

Supplemental Cash Flow Information:
  Cash paid for interest                                   $         0           $         0           $         0
                                                           ===========           ===========           ===========
  Cash paid for income taxes                               $         0           $         0           $         0
                                                           ===========           ===========           ===========


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2010


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

The accompanying unaudited interim financial statements of Lithium Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lithium Corp.'s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the form 10-K have been omitted.

LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In years in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted loss per share are the same.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2010


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2010


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2010


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - ACQUISITION OF NEVADA LITHIUM CORP.

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

NOTE 3 - COMPUTER EQUIPMENT

                                              Accumulated
                               Cost          Amortization        Net Book Value
                               ----          ------------        --------------

Computer Equipment            $2,002            $  754               $1,248

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2010


NOTE 4 - MINERAL PROPERTIES

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

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

          Name            Claims (Area in Acres)           Amount
          ----            ----------------------           ------

     West Big Smoky             34  (2,720)                $ 9,915
     Salt Wells                156 (12,480)                $59,912
     Cortez                     62  (4,960)                $22,801
     Beowawe                    16  (1,280)                $ 5,481

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2010


NOTE 5 - LOANS PAYABLE

As of March 31, 2010, the Company has a loan payable of $125,000 which bears interest at 10% per annum, is secured by the assets of Nevada Lithium Corp. and is due on May 20, 2010.

As of March 31, 2010, the Company has a loan payable of $40,000 which bears interest at 10% per annum, is secured by the assets of Nevada Lithium Corp. and is due on March 17, 2009.

As of March 31, 2010, the Company has a balance owing of $985 from a director. This balance bears no interest and is due on demand.

As of March 31, 2010, $14,941 of interest has been accrued in relation to these loans.

NOTE 6 - CAPITAL STOCK

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2010


NOTE 6 - CAPITAL STOCK (CONTINUED)

WARRANTS

                                                                 Outstanding at
Number Issued      Exercise Price         Expiry Date            March 31, 2010
-------------      --------------         -----------            --------------

2,000,000          $0.50                October 2, 2011             2,000,000
2,000,000          $0.75                October 2, 2011             2,000,000
2,000,000          $1.20                March 23, 2011              2,000,000*
2,000,000          $1.35                March 24, 2011 -            2,000,000*
                                        March 24, 2013

----------
* see private placement on March 24, 2010

NOTE 7 - INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its realization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at March 31, 2010 are as follows:

                                                             2010
                                                           --------
           Deferred tax asset attributable to:
             Net operating losses carried forward          $ 76,188
             Valuation allowance                            (76,188)
                                                           --------
           Total net deferred tax asset                    $     --
                                                           ========

Lithium follows  Statement of Financial  Accounting  Standards  Number 109 (SFAS
109) (ASC 740-10), "Accounting for Income Taxes." SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $76,200 at March 31, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At March 31, 2010, the Company had net operating loss carry-forwards amounting to approximately $346,367 that expire in various amounts beginning in 2029 in the U.S.

NOTE 8 - SUBSEQUENT EVENTS

On April 10, 2010, the Company issued 38,069 shares of its common stock as part of the Fish Lake Property acquisition.

The Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were filed with the Securities and Exchange
Commission., and has determined that it does not have any other material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Except for historical information, the following Management's Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability,
(c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we," "us," and "our" mean Lithium Corporation, unless otherwise indicated and the term "Nevada Lithium" means our wholly owned subsidiary, Nevada Lithium Corporation, a Nevada corporation.

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

Also effective September 30, 2009, we changed our name from "Utalk Communications, Inc." to "Lithium Corporation", by way of a merger with our wholly owned subsidiary Lithium Corporation, which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 1, 2009 under the new stock symbol "LTUM". Our CUSIP number is 536804 107.

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

STAKED PROPERTIES

Our company has staked claims with various registries as summarized below:

          Name            Claims (Area in Acres)           Amount
          ----            ----------------------           ------

     West Big Smoky             34  (2,720)                $ 9,915
     Salt Wells                156 (12,480)                $59,912
     Cortez                     62  (4,960)                $22,801
     Beowawe                    16  (1,280)                $ 5,481

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

GOING CONCERN

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of and for the years ended December 31, 2009 and 2008, regarding concerns about our ability to continue as a going concern.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities, which may prove more profitable to our shareholders. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our acquisition and exploration efforts, our business may fail and our stockholders may lose some or all of their investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

We had a net loss of $105,637 for the quarter ended March 31, 2010, which was $4,516 greater than the net loss of $4,459 for the quarter ended March 31, 2009. The significant change in our results over the two periods is primarily the result of increases in exploration expenses, investor relations, professional fees, management fees, amortization, interest, travel and general and administrative fees. These increases were partially offset by decreases in web development costs.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended March 31, 2010, and 2009:

                                   Three Months     Three Months
                                      Ended            Ended
                                     March 31,        March 31,       Increase
                                       2010             2009         (Decrease)
                                     ---------        ---------      ----------
REVENUE                              $      --        $      --       $      --
                                     ---------        ---------       ---------
EXPENSES
  Professional fees                      7,463               --           7,463
  Amortization                             250               --             250
  Exploration expenses                  35,688               --          35,688
  Investor relations                    38,655               --          38,655
  Interest                               4,069               --           4,069
  Management fees                        9,200               --           9,200
  Rent                                    (243)              --            (243)
  Transfer agent and filing fees           602               --             602
  Travel                                 2,199               --           2,199
  Website development costs                 --              412            (412)
  Write-down of website costs               --               --              --
  General and administrative             7,754            4,047           3,707
                                     ---------        ---------       ---------
TOTAL EXPENSES                       $ 105,637        $   4,459       $ 101,178
                                     =========        =========       =========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2010, reflects assets of $2,562,087. We had cash in the amount of $2,161,612 and a working capital in the amount of $1,948,011 as of March 31, 2010. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

                                                   At                   At
                                                March 31,           December 31,
                                                  2010                 2009
                                               ----------           ----------
Current assets                                 $2,168,627           $  387,061
Current liabilities                               220,616              275,005
Working capital                                $2,161,612           $  112,056

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                              Three months         Three months
                                                 Ended                Ended
                                                March 31,            March 31,
                                                  2010                 2009
                                               ----------           ----------
Net Cash Used in Operating Activities          $ (134,793)          $   (3,559)
Net Cash Used in Investing Activities          $  (58,658)          $      Nil
Net Cash Provided by Financing Activities      $1,994,552           $      Nil
Net Increase in Cash During the Period         $1,801,101           $   (3,559)

OPERATING ACTIVITIES

Net cash flow used in operating activities during the three-months ended March 31, 2010 was $134,793 - an increase of $131,234 from the $3,559 net cash outflow during the three-months ended March 31, 2009.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of lithium properties.

Cash used in investing activities during the three-months ended March 31, 2010 was $58,658, which was an increase of $58,658 from the $0 of cash used in investing activities during the three-months ended March 31, 2009. This increase in the cash used in investing activities was primarily due to scheduled payments on the Fish Creek and Fish Lake Properties.

FINANCING ACTIVITIES

There were no financing activities related to the three month periods ended March 31, 2010 and 2009.

We  estimate  that  we  will  spend   approximately   $350,000  on  general  and
administrative expenses, $675,000 on exploration and $20,000 on travel over the next 12 months.

Specifically,   we  estimate  our   operating   expenses  and  working   capital
requirements for the next 12 months to be as follows:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

         Expense                                               Amount
         -------                                             ----------
         General and administrative                          $  350,000
         Exploration                                         $  675,000
         Mineral Property Costs                              $  117,000
         Travel                                              $   20,000
         TOTAL                                               $1,162,000
                                                             ----------
         CASH ON HAND, MARCH 31, 2010                        $2,161,612
                                                             ==========

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

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, please refer to the notes to the financial statements section of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                         Description
-----------                         -----------

(3)       ARTICLES OF INCORPORATION AND BYLAWS
3.1 Articles of Incorporation (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on December 21, 2007 and incorporated herein by reference).
3.2 Bylaws (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on December 21, 2007 and incorporated herein by reference).
3.3 Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009).
3.4 Certificate of Change (Incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009).

(4)       INSTRUMENTS  DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,   INCLUDING
          INDENTURES
4.1 2009 Stock Option Plan (Incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009).

(10)      MATERIAL CONTRACTS
10.1 Share exchange agreement dated October 9, 2009, amount our company, Nevada Lithium Corporation and the selling shareholders of Nevada Lithium Corporation as set out in the share exchange agreement (incorporated by reference from our Current Report on Form 8-K filed on October 26, 2009).
10.2 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation as purchaser and Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman as vendors (Incorporated by reference from our current Report on Form 8-K filed on October 26,
          2009).
10.3      Lease  Agreement  dated on  March  16,  2009  between  Nevada  Lithium
          Corporation as Lessee and Cerro Rico ventures LLC as Lessor (incorporated by reference from our Current Report on Form 8-K filed on October 26, 2009).

(21)      SUBSIDIARIES OF THE REGISTRANT
21.1      Nevada Lithium Corporation

(31)      RULE 13A-14 (D)/15D-14D) CERTIFICATIONS
31.1* Section 302 Certification by the Principal Executive Officer and Principal Financial Officer

(32)      SECTION 1350 CERTIFICATIONS
32.1* Section 906 Certification by the Principal Executive Officer and Principal Financial Officer

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LITHIUM CORPORATION


Date: May 13, 2010           By: /s/ Tom Lewis
                                ------------------------------------------------
                             Name:  Tom Lewis
                             Title: President, Treasurer, Secretary and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)