Form 10-Q
period 2010-06-30
Lithium Corp
filed 2010-08-16
CIK 1415332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2010

                                       or

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

As of August 16, 2010, there were 62,641,553 shares of the registrant's $0.001 par value common stock issued and outstanding.

                               LITHIUM CORPORATION

                                 FORM 10-Q INDEX

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4.  Controls and Procedures                                              21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 1A. Risk Factors                                                         22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  [Removed and Reserved]                                               22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             23

Signature Page                                                                24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                    As of June 30, 2010 and December 31, 2009

                                                                            June 30,            December 31,
                                                                              2010                 2009
                                                                           ----------           ----------
                                                                           (unaudited)
                                ASSETS

CURRENT ASSETS
  Cash                                                                     $1,660,332           $  360,511
  Prepaid expenses                                                              3,885               26,550
  Due from director                                                               985                   --
                                                                           ----------           ----------
Total Current Assets                                                        1,665,202              387,061
                                                                           ----------           ----------
OTHER ASSETS
  Computer equipment, net of amortization                                         998                1,498
  Mineral properties                                                          407,411              262,421
                                                                           ----------           ----------
Total Other Assets                                                            408,409              263,919
                                                                           ----------           ----------

TOTAL ASSETS                                                               $2,073,611           $  650,980
                                                                           ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
    Accounts payable and accrued liabilities                               $   18,490           $   99,308
    Due to director                                                             6,335                6,234
    Loans payable                                                                  --              169,463
                                                                           ----------           ----------
Total Current Liabilities                                                      24,825              275,005
                                                                           ----------           ----------
TOTAL LIABILITIES                                                              24,825              275,005
                                                                           ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock,  3,000,000,000 shares authorized, par value $0.001;
   62,603,484 common shares issued and outstanding (2009 - 60,550,000)         62,642               60,550
  Additional paid in capital                                                1,195,938              556,155
  Additional paid in capital - warrants                                     1,445,625                   --
  Deficit accumulated during the exploration stage                           (655,419)            (240,730)
                                                                           ----------           ----------

TOTAL STOCKHOLDERS' EQUITY                                                  2,048,786              375,975
                                                                           ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $2,073,611           $  650,980
                                                                           ==========           ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (unaudited)
            For the Three and Six Months Ended June 30, 2010 and 2009
       For the Period from January 30, 2007 (Inception) to June 30, 2010

                                                                                                                  From
                                         Three Months      Three Months      Six Months       Six Months     January 30, 2007
                                            Ended             Ended            Ended            Ended         (Inception) to
                                           June 30,          June 30,         June 30,         June 30,          June 30,
                                             2010              2009             2010             2009              2010
                                         ------------      ------------     ------------     ------------      -----------
REVENUE                                  $         --      $         --     $         --     $         --      $        --
                                         ------------      ------------     ------------     ------------      -----------
EXPENSES
  Professional fees                            29,961             4,750           37,424            4,750          103,734
  Amortization                                    250                --              500               --            1,004
  Exploration expenses                         35,055                --           70,743               --          137,007
  Consulting fees                             175,000                --          175,000               --          175,000
  Investor relations                           17,580                --           56,235               --           73,110
  Interest                                      1,183                --            5,252               --           12,168
  Management fees                              32,600                --           41,800               --           53,800
  Rent                                             --                --             (243)              --            1,420
  Transfer agent and filing fees                2,590                --            3,192               --           19,327
  Travel                                        9,556                --           11,755               --           17,875
  Website development costs                        --                --               --              412            3,912
  Write-down of website costs                      --                --               --               --           12,000
  General and administrative                    5,277             5,964           13,031           10,011           45,062
                                         ------------      ------------     ------------     ------------      -----------

TOTAL EXPENSES                                309,052            10,714          414,689           15,173          655,419
                                         ------------      ------------     ------------     ------------      -----------

LOSS BEFORE INCOME TAXES                     (309,052)          (10,714)        (414,689)         (15,173)        (655,419)

PROVISION FOR INCOME TAXES                         --                --               --               --               --
                                         ------------      ------------     ------------     ------------      -----------

NET LOSS                                 $   (309,052)     $    (10,714)    $   (414,689)    $    (15,173)     $  (655,419)
                                         ============      ============     ============     ============      ===========

NET LOSS PER SHARE: BASIC AND DILUTED    $      (0.00)     $      (0.00)    $      (0.00)    $      (0.00)
                                         ============      ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED            62,603,484       268,200,000       61,683,402      268,200,000
                                         ============      ============     ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                 Consolidated Statement of Stockholders' Equity
        For the Period From January 30, 2007 (Inception) to June 30, 2010

                                                                                                     Deficit
                                                                                       Additional   Accumulated
                                                   Common Stock          Additional     Paid in     during the
                                               --------------------       Paid in       Capital -   Exploration
                                               Shares        Amount       Capital       Warrants       Stage         Total
                                               ------        ------       -------       --------       -----         -----
Balance, January 30, 2007 (date of
 inception)                                          --     $      --    $       --    $       --   $      --     $       --

Shares issued to founder on January 30,
 2007 @ $0.001 per share (par value
 $0.001 per share)                          240,000,000       240,000      (220,000)           --          --         20,000

Net loss for the period ended
 December 31, 2007                                   --            --            --            --     (23,448)       (23,448)
                                           ------------     ---------    ----------    ----------   ---------     ----------

Balance, December 31, 2007                  240,000,000       240,000      (220,000)           --     (23,448)        (3,448)

Common stock issued for cash @ $0.10
 per share                                   28,200,000        28,200        18,800            --          --         47,000

Net loss for the year ended
 December 31, 2008                                   --            --            --            --     (26,868)       (26,868)
                                           ------------     ---------    ----------    ----------   ---------     ----------

Balance, December 31, 2008                  268,200,000       268,200      (201,200)           --     (50,316)        16,684

Shares issued in conjunction with merger     12,350,000        12,350       537,355            --          --        549,705

Shares cancelled                           (220,000,000)     (220,000)      220,000            --          --             --

Net loss for the year ended
 December 31, 2009                                   --            --            --            --    (190,414)      (190,414)
                                           ------------     ---------    ----------    ----------   ---------     ----------

Balance, December 31, 2009                   60,550,000        60,550       556,155            --    (240,730)       375,975

Shares issued with respect to Fish Lake          91,553            92        87,408            --          --         87,500

Common stock issued for cash @ $1.00
 per share                                    2,000,000         2,000       552,375     1,445,625          --      2,000,000

Net loss for the period ended June 30,
 2010                                                --            --            --            --    (414,689)      (414,689)
                                           ------------     ---------    ----------    ----------   ---------     ----------

Balance, June 30, 2010                       62,641,553     $  62,642    $1,195,938    $1,445,625   $(655,419)    $2,048,786
                                           ============     =========    ==========    ==========   =========     ==========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
                 For the Six Months Ended June 30, 2010 and 2009
       For the Period from January 30, 2007 (Inception) to June 30, 2010

                                                                                                       From
                                                           Six Months           Six Months        January 30, 2007
                                                             Ended                Ended            (Inception) to
                                                            June 30,             June 30,             June 30,
                                                              2010                 2009                 2010
                                                           ----------           ----------           ----------
Cash Flows from Operating Activities:
  Net loss for the period                                  $ (414,689)          $  (15,173)          $ (655,419)
  Adjustment for non-cash items:
    Write-down of software development                             --                   --               12,000
    Depreciation                                                  500                   --                1,004
  Changes in assets and liabilities:
    (Increase) in prepaid expenses                             22,665                5,000               (3,885)
    Increase (decrease) in accounts payable and accrued
    liabilities                                               (80,818)                (352)              18,490
                                                           ----------           ----------           ----------
Cash used in operating activities                            (472,342)             (10,525)            (627,810)
                                                           ----------           ----------           ----------
Cash Flows from Investing Activities:
  Purchase of equipment                                            --                   --               (2,002)
  Purchase of software development                                 --                   --              (12,000)
  Interest in mineral properties                             (144,990)                  --             (407,411)
                                                           ----------           ----------           ----------
Cash used in investing activities                            (144,990)                  --             (421,413)
                                                           ----------           ----------           ----------
Cash Flows from Financing Activities:
  Repayment of loan payable                                  (169,463)                  --                   --
  Proceeds from director                                         (884)               5,000                5,350
  Proceeds from sale of stock                               2,087,500                   --            2,704,205
                                                           ----------           ----------           ----------
Cash provided by financing activities                       1,917,153                5,000            2,709,555
                                                           ----------           ----------           ----------

Increase (decrease) in cash                                 1,299,821               (5,525)           2,161,612
Cash, opening                                                 360,511                7,084                   --
                                                           ----------           ----------           ----------

Cash, closing                                              $1,660,332           $    1,559           $1,660,332
                                                           ==========           ==========           ==========

Supplemental Cash Flow Information:
  Cash paid for interest                                   $        0           $        0           $        0
                                                           ==========           ==========           ==========
  Cash paid for income taxes                               $        0           $        0           $        0
                                                           ==========           ==========           ==========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2010


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

Loss per Share
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2010


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2010


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

NON-CONTROLLING INTERESTS
In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding non-controlling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labelled and presented in equity separate from the parent's equity; the amount of net income attributable to the parent and the non-controlling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent's interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the non-controlling owners be already identified and distinguished. The adoption of this guidance had no impact on the Company's consolidated financial statements.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2010


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

NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses, working capital of $1,948,011 and a deficit accumulated during the exploration stage of $346,367 as of March 31, 2010. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2010


On October 9, 2009, the Lithium Corporation completed the acquisition of Nevada Lithium Corp. whereby it issued 12,350,000 common shares in exchange for 100% of the issued and outstanding common shares of Nevada Lithium Corp. This acquisition has been accounted for using the acquisition method .

The deemed value of the acquisition was $549,705 based upon the fair value of consideration received.

      Assets Purchased:
        Cash                                        $ 506,213
        Prepaid expenses                               25,000
        Equipment                                       1,514
        Mineral Properties                            197,775
      Liabilities Assumed:
        Accounts payable                                 (750)
        Due to related parties                         (6,628)
        Loans payable                                (169,463)
                                                    ---------
       Consideration Paid                           $ 549,705
                                                    =========

Consideration paid through the issuance of 12,350,000.

NOTE 4 - COMPUTER EQUIPMENT

                                                Accumulated
                                     Cost       Amortization      Net Book Value
                                     ----       ------------      --------------
     Computer Equipment             $2,002        $1,004               $ 998
                                    ======        ======               =====

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2010


NOTE 5 - MINERAL PROPERTIES (CONTINUED)

FISH LAKE PROPERTY

The Company has purchased a 100% interest in the Fish Lake property $350,000 worth of equity whereby title shall be transferred to the Company through quit claim deed upon the final stock disbursement. Stock disbursements shall be made quarterly upon the following schedule:

       1st Disbursement:   Within 10 days of signing agreement (paid)
       2nd Disbursement:   within 10 days of June 30, 2009 (paid)
       3rd Disbursement:   within 10 days of December 30, 2009 (paid)
       4th Disbursement:   within 10 days of March 31, 2010 (paid)
       5th Disbursement:   within 10 days of June 30, 2010 (paid)
       6th Disbursement:   within 10 days of September 30, 2010
       7th Disbursement:   within 10 days of December 31, 2010
       8th Disbursement:   within 10 days of March 31, 2011

In addition, the Company will be required to expend $250,000 on the property over the term of the lease.

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

          Name              Claims (Area in Acres)           Amount
          ----              ----------------------           ------
     West Big Smoky              34 (2,720)                 $ 9,915
     Salt Wells                 156 (12,480)                $58,198
     Cortez                      62 (4,960)                 $23,349
     Beowawe                     16 (1,280)                 $ 5,481

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2010


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

On April 30, 2010, the Company issued 104,168 shares of its common stock as part of the Fish Lake Property acquisition.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2010


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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2010 are as follows:

                                                        2010
                                                     ---------
     Deferred tax asset attributable to:
       Net operating losses carried forward          $ 144,168
       Valuation allowance                            (144,168)
                                                     ---------
     Total net deferred tax asset                    $      --
                                                     =========

Lithium follows  Statement of Financial  Accounting  Standards  Number 109 (SFAS
109) (ASC 740-10), "Accounting for Income Taxes." SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $144,000 at June 30, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At June 30, 2010, the Company had net operating loss carry-forwards amounting to approximately $655,419 that expire in various amounts beginning in 2029 in the U.S.

NOTE 8 - SUBSEQUENT EVENTS

On July 10, 2010, the Company issued 104,168 shares of its common stock as part of the Fish Lake Property acquisition.

The Company has analyzed its operations subsequent to June 30, 2010 and through August 12, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched salar (also known as a Playa, dry lake, or Salt Pan), which is located in west central Nevada in northern Esmeralda county, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold eighty (80) acre Association Placer claims that cover approximately 6400 acres. Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, which could possibly be amenable to the extraction by evaporative methods. Additionally evaporative brine mining is environmentally benign, and is achieved with a minimal carbon footprint. The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, & Peru. Access is excellent in Fish Lake Valley with all weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the Playa. Power is available approximately 15 kilometers  from the  property,  and the  village  of Dyer is  approximately  20 kilometers to the south, while the town of Tonopah Nevada is approximately 75 kilometers to the East. Further sediment and brine sampling studies were conducted on the property in early September, and the company is awaiting further assay information. The company anticipates additional sampling programs in Fall 2009, followed by a geophysical survey, and eventual drilling in Spring 2010. The property is held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium has agreed to issue the vendors $350,000 worth of common stock of the company in eight regular disbursements, the last of which is slated to occur on March 31st 2011. As at June 30, 2010 two disbursements have been made of stock worth $87,500.

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

Any commercial production and payment therefore shall supersede the annual lease payment requirements, which cease so long as production is maintained. Upon cessation of production for any period in excess of 6 months, the annual lease payments shall resume.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE, 2009

We had a net loss of $309,052 for the quarter ended June 30, 2010, which was $298,388 greater than the net loss of $10,714 for the quarter ended June 30, 2009. The significant change in our results over the two periods is primarily the result of increases in exploration expenses, investor relations, professional fees, management fees, amortization, interest, travel and general and administrative fees.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended June 30, 2010 and 2009:

                                    Three Months     Three Months
                                       Ended            Ended
                                      June 30,         June 30,       Increase
                                        2010             2009        (Decrease)
                                      --------         --------      ----------
REVENUE                               $     --         $     --       $     --
                                      --------         --------       --------
EXPENSES
  Professional fees                     29,961            4,750         25,211
  Amortization                             250               --            250
   Exploration expenses                 35,055               --         35,055
  Consulting expenses                  175,000               --        175,000
  Investor relations                    17,580               --         17,580
  Interest                               1,183               --          1,183
  Management fees                       32,600               --         32,600
  Transfer agent and filing fees         2,590               --          2,590
  Travel                                 9,556               --          9,556
  General and administrative             5,277            5,964           (687)
                                      --------         --------       --------
TOTAL EXPENSES                        $309,052         $  4,459       $304,593
                                      ========         ========       ========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE, 2009

We had a net loss of $414,689 for the six months ended June 30, 2010, which was $399,516 greater than the net loss of $15,173 for the six months ended June 30, 2009. The significant change in our results over the two periods is primarily the result of increases in exploration expenses, investor relations, professional fees, management fees, amortization, interest, travel and general and administrative fees.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2010 and 2009:

                                     Six Months       Six Months
                                       Ended            Ended
                                      June 30,         June 30,       Increase
                                        2010             2009        (Decrease)
                                      --------         --------      ----------
REVENUE                               $     --         $     --       $     --
                                      --------         --------       --------
EXPENSES
  Professional fees                     37,424            4,750         32,674
  Amortization                             500               --            500
  Exploration expenses                  70,743               --         70,743
  Consulting expenses                  175,000               --        175,000
  Investor relations                    56,235               --         56,235
  Interest                               5,252               --          5,252
  Management fees                       41,800               --         41,800
  Rent                                    (243)              --           (243)
  Transfer agent and filing fees         3,192               --          3,192
  Travel                                11,755               --         11,755
  Website development costs                 --              412           (412)
  General and administrative            13,031           10,011          3,020
                                      --------         --------       --------
TOTAL EXPENSES                        $414,689         $ 15,173       $399,516
                                      ========         ========       ========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2010, reflects assets of $2,073,611. We had cash in the amount of $1,660,332 and a working capital in the amount of $1,640,377 as of June 30, 2010. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

                                                  At                    At
                                               June 30,            December 31,
                                                 2010                 2009
                                              ----------           ----------
Current assets                                $1,665,202           $  387,061
Current liabilities                               24,825              275,005
Working capital                               $1,640,377           $  112,056

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                              Six months            Six months
                                                Ended                 Ended
                                               June 30,              June 30,
                                                 2010                  2009
                                              -----------           -----------
Net Cash Used in Operating Activities         $  (472,342)          $   (10,525)
Net Cash Used in Investing Activities         $  (144,990)          $       Nil
Net Cash Provided by Financing Activities     $ 1,917,153           $     5,000
Net Increase in Cash During the Period        $ 1,299,821           $    (5,525)

OPERATING ACTIVITIES

Net cash flow used in operating activities during the six-months ended June 30, 2010 was $472,342 - an increase of $461,817 from the $10,525 net cash outflow during the six-months ended June 30, 2009.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of lithium properties.

Cash used in investing activities during the six-months ended June 30, 2010 was $114,990, which was an increase of $144,990 from the $0 of cash used in investing activities during the six-months ended June 30, 2009. This increase in the cash used in investing activities was primarily due to scheduled payments on the Fish Creek and Fish Lake Properties.

FINANCING ACTIVITIES

Cash from financing activities during the six-months ended June 30, 2010 was $1,917,153, which was an increase of $1,912,153 from the $0 of cash from financing activities during the six-months ended June 30, 2009. This increase in the cash from financing activities was primarily due a private placement offset by the repayment of loans.

We  estimate  that  we  will  spend   approximately   $350,000  on  general  and
administrative expenses, $675,000 on exploration and $20,000 on travel over the next 12 months.

Specifically,   we  estimate  our   operating   expenses  and  working   capital
requirements for the next 12 months to be as follows:

              Estimated Funding Required During the Next 12 Months

                       Expense                              Amount
                       -------                            ----------
             General and administrative                   $  350,000
             Exploration                                  $  675,000
             Mineral Property Costs                       $  117,000
             Travel                                       $   20,000
             TOTAL                                        $1,162,000

             CASH ON HAND, JUNE 30, 2010                  $1,660,332

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

As of June 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                             LITHIUM CORPORATION


Date: August 16, 2010        By: /s/ Tom Lewis
                                ------------------------------------------------
                             Name:  Tom Lewis
                             Title: President, Treasurer, Secretary and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)