Form 10-Q
period 2010-09-30
Lithium Corp
filed 2010-11-22
CIK 1415332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                       Commission File Number 333-148266


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                              98-0530295
(State or Other Jurisdiction Of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

200 S Virginia St - 8th Floor, Reno, Nevada                         89501
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

As of November 15, 2010, there were 62,917,288 shares of the registrant's $0.001 par value common stock issued and outstanding.

                               LITHIUM CORPORATION

                                 FORM 10-Q INDEX

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4T. Controls and Procedures                                              22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 1A. Risk Factors                                                         22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  [Removed and Reserved]                                               22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             23

Signature Page                                                                24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                 As of September 30, 2010 and December 31, 2009

                                                                          September 30,        December 31,
                                                                              2010                 2009
                                                                           ----------           ----------
                                                                           (unaudited)
                                ASSETS

Current Assets
  Cash                                                                     $1,552,472           $  360,511
  Prepaid expenses                                                              1,695               26,550
  Due from director                                                               985                   --
                                                                           ----------           ----------
Total Current Assets                                                        1,555,152              387,061
                                                                           ----------           ----------
Other Assets
  Computer equipment, net of amortization                                         748                1,498
  Mineral properties                                                          481,917              262,421
                                                                           ----------           ----------
Total Other Assets                                                            482,665              263,919
                                                                           ----------           ----------

TOTAL ASSETS                                                               $2,037,817           $  650,980
                                                                           ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                 $   39,413           $   99,308
  Due to director                                                               6,335                6,234
  Loans payable                                                                    --              169,463
                                                                                                ----------
Total Current Liabilities                                                      45,748              275,005
                                                                           ----------           ----------

TOTAL LIABILITIES                                                              45,748              275,005
                                                                           ----------           ----------

STOCKHOLDERS' EQUITY
  Common stock,  3,000,000,000 shares authorized, par value $0.001;
   62,745,720 common shares issued and outstanding (2009 - 60,550,000)         62,746               60,550
  Additional paid in capital                                                1,239,584              556,155
  Additional paid in capital - options                                        244,045                   --
  Additional paid in capital - warrants                                     1,445,625                   --
  Deficit accumulated during the exploration stage                           (999,931)            (240,730)
                                                                           ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                  1,992,069              375,975
                                                                           ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $2,037,817           $  650,980
                                                                           ==========           ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (unaudited)
         For the Three and Nine Months Ended September 30, 2010 and 2009
     For the Period from January 30, 2007 (Inception) to September 30, 2010

                                                                                                                From
                                        Three Months     Three Months     Nine Months      Nine Months    January 30, 2007
                                           Ended            Ended           Ended            Ended         (Inception) to
                                        September 30,    September 30,   September 30,    September 30,     September 30,
                                            2010             2009            2010             2009              2010
                                        ------------     ------------    ------------     ------------      ------------
REVENUE                                 $         --     $         --    $         --     $         --      $         --
                                        ------------     ------------    ------------     ------------      ------------
OPERATING EXPENSES
  Professional fees                            6,308            2,500          43,732            6,500           110,042
  Amortization                                   250               --             750               --             1,254
  Exploration expenses                        42,110               --         112,853               --           179,117
  Consulting fees                              3,744               --         178,744               --           178,744
  Investor relations                          23,121               --          79,356               --            96,231
  Management fees                                 --               --          41,800               --            53,800
  Rent                                            --               --            (243)              --             1,420
  Transfer agent and filing fees               1,636               --           4,828               --            20,963
  Travel                                       6,647               --          18,402               --            24,522
  Stock option compensation                  244,045               --         244,045               --           244,045
  Website development costs                       --               --              --              412             3,912
  General and administrative                   1,830            3,729          14,861           11,610            46,892
                                        ------------     ------------    ------------     ------------      ------------
TOTAL OPERATING EXPENSES                     329,691            6,229         739,128           18,522           960,942
                                        ------------     ------------    ------------     ------------      ------------

LOSS FROM OPERATIONS                        (329,691)          (6,229)       (739,128)         (18,522)         (960,942)

OTHER (INCOME) EXPENSES
  Interest (income) expense                     (575)              --           4,677               --            11,593
  Write-down of website costs                     --           12,000              --           12,000            12,000
  Write-down of mineral properties            15,396               --          15,396               --            15,396
                                        ------------     ------------    ------------     ------------      ------------
TOTAL OTHER (INCOME) EXPENSES                 14,821           12,000          20,073           12,000            38,989
                                        ------------     ------------    ------------     ------------      ------------

LOSS BEFORE INCOME TAXES                    (344,512)         (18,229)       (759,201)         (30,522)         (999,931)

PROVISION FOR INCOME TAXES                        --               --              --               --                --
                                        ------------     ------------    ------------     ------------      ------------

NET LOSS                                $   (344,512)    $    (18,229)   $   (759,201)    $    (30,522)     $   (999,931)
                                        ============     ============    ============     ============      ============

NET LOSS PER SHARE: BASIC AND DILUTED   $      (0.00)    $      (0.00)   $      (0.01)    $      (0.00)
                                        ============     ============    ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED            62,603,484      268,200,000      61,993,466      268,200,000
                                        ============     ============    ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (unaudited)
     For the Period from January 30, 2007 (Inception) to September 30, 2010

                                                                                                          Deficit
                                                                              Additional   Additional   Accumulated
                                              Common Stock      Additional     Paid in      Paid in      during the
                                       --------------------       Paid in      Capital -    Capital -   Exploration
                                       Shares        Amount       Capital      Warrants     Options        Stage         Total
                                       ------        ------       -------      --------     -------        -----         -----
Balance, January 30, 2007
 (date of inception)                         --    $      --    $       --    $       --    $     --     $      --    $       --

Shares issued to founder on
 January 30, 2007 @ $0.001
 per share (par value $0.001
 per share)                         240,000,000      240,000      (220,000)           --          --            --        20,000

Net loss for the period ended
 December 31, 2007                           --           --            --            --          --       (23,448)      (23,448)
                                   ------------    ---------    ----------    ----------    --------     ---------    ----------

Balance, December 31, 2007          240,000,000      240,000      (220,000)           --          --       (23,448)       (3,448)

Common stock issued for cash @
 $0.10 per share                     28,200,000       28,200        18,800            --          --            --        47,000

Net loss for the year ended
 December 31, 2008                           --           --            --            --          --       (26,868)      (26,868)
                                   ------------    ---------    ----------    ----------    --------     ---------    ----------

Balance, December 31, 2008          268,200,000      268,200      (201,200)           --          --       (50,316)       16,684

Shares issued in conjunction
 with merger                         12,350,000       12,350       537,355            --          --            --       549,705

Shares cancelled                   (220,000,000)    (220,000)      220,000            --          --            --            --

Net loss for the year ended
 December 31, 2009                           --           --            --            --          --      (190,414)     (190,414)
                                   ------------    ---------    ----------    ----------    --------     ---------    ----------

Balance, December 31, 2009           60,550,000       60,550       556,155            --          --      (240,730)      375,975

Shares issued with respect to
 Fish Lake                              195,720          196       131,054            --          --            --       131,250

Common stock issued for cash @
 $1.00 per share                      2,000,000        2,000       552,375     1,445,625          --            --     2,000,000

Options issued                               --           --            --            --     244,045            --       244,045

Net loss for the period ended
September 30, 2010                           --           --            --            --          --      (759,201)     (759,201)
                                   ------------    ---------    ----------    ----------    --------     ---------    ----------

Balance, September 30, 2010          62,745,720    $  62,746    $1,239,584    $1,445,625    $244,045     $(999,931)   $1,992,069
                                   ============    =========    ==========    ==========    ========     =========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 2010 and 2009
     For the Period from January 30, 2007 (Inception) to September 30, 2010

                                                                                                                     From
                                                                      Nine Months           Nine Months        January 30, 2007
                                                                        Ended                 Ended             (Inception) to
                                                                     September 30,         September 30,         September 30,
                                                                         2010                  2009                  2010
                                                                      -----------           -----------           -----------
Cash Flows from Operating Activities:
  Net loss for the period                                             $  (759,201)          $   (30,522)          $  (999,931)
  Adjustment for non-cash items:
    Write-down of software development                                         --                12,000                12,000
    Write-down of mineral properties                                       15,396                    --                15,396
    Stock option compensation expense                                     244,045                    --               244,045
    Amortization                                                              750                    --                 1,254
  Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                                24,855                 7,300                (1,695)
    Increase (decrease) in accounts payable and accrued liabilities       (59,895)                   (7)               39,413
                                                                      -----------           -----------           -----------
Cash used in operating activities                                        (534,050)              (11,229)             (689,518)
                                                                      -----------           -----------           -----------
Cash Flows from Investing Activities:
  Purchase of equipment                                                        --                    --                (2,002)
  Advances to director                                                       (985)                   --                  (985)
  Purchase of software development                                             --                    --               (12,000)
  Interest in mineral properties                                         (234,892)                   --              (497,313)
                                                                      -----------           -----------           -----------
Cash used in investing activities                                        (235,877)                   --              (512,300)
                                                                      -----------           -----------           -----------
Cash Flows from Financing Activities:
  Repayment of loan payable                                              (169,463)                   --                    --
  Proceeds from director                                                      101                 5,000                 6,335
  Proceeds from sale of stock                                           2,131,250                    --             2,747,955
                                                                      -----------           -----------           -----------
Cash provided by financing activities                                   1,961,888                 5,000             2,754,290
                                                                      -----------           -----------           -----------

Increase (decrease) in cash                                             1,191,961                (6,229)            1,552,472
Cash, opening                                                             360,511                 7,084                    --
                                                                      -----------           -----------           -----------

Cash, closing                                                         $ 1,552,472           $       855           $ 1,552,472
                                                                      ===========           ===========           ===========

Supplemental Cash Flow Information:
  Cash paid for interest                                              $         0           $         0           $         0
                                                                      ===========           ===========           ===========
  Cash paid for income taxes                                          $         0           $         0           $         0
                                                                      ===========           ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2010


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2010


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2010


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

The guidance is effective for the Company's acquisitions occurring on or after February 1, 2009. The Company applied these new provisions to two acquisitions that occurred during the year, Rock Coast Media, Inc. and Pixel Bridge, Inc. These acquisitions are more fully disclosed in Note 4 in our Consolidated Financial Statements.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2010


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

STOCK BASED COMPENSATION
The Company accounts for stock based compensation arrangements using a fair value method and records such expense as options are granted.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2010


NOTE 2 - ACQUISITION OF NEVADA LITHIUM CORP.

On October 9, 2009, the Lithium Corporation completed the acquisition of Nevada Lithium Corp. whereby it issued 12,350,000 common shares in exchange for 100% of the issued and outstanding common shares of Nevada Lithium Corp. This acquisition has been accounted for using the acquisition method (purchase method?).

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
                                           =========

The consideration was paid through the issuance of 12,350,000 shares of common stock.

NOTE 3 - COMPUTER EQUIPMENT

                                             Accumulated
                               Cost         Depreciation        Net Book Value
                               ----         ------------        --------------

     Computer Equipment       $2,002           $1,254               $ 748
                              ======           ======               =====

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2010


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

FISH LAKE PROPERTY

The Company has purchased a 100% interest in the Fish Lake property for $350,000 worth of equity whereby title shall be transferred to the Company through quit claim deed upon the final stock disbursement. Stock disbursements shall be made quarterly upon the following schedule:

       1st Disbursement:   Within 10 days of signing agreement (paid)
       2nd Disbursement:   within 10 days of June 30, 2009 (paid)
       3rd Disbursement:   within 10 days of December 30, 2009 (paid)
       4th Disbursement:   within 10 days of March 31, 2010 (paid)
       5th Disbursement:   within 10 days of June 30, 2010 (paid)
       6th Disbursement:   within 10 days of September 30, 2010 (paid)
       7th Disbursement:   within 10 days of December 31, 2010
       8th Disbursement:   within 10 days of March 31, 2011

In addition, the Company will be required to expend $250,000 on the property over the term of the lease.

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

          Name              Claims (Area in Acres)           Amount
          ----              ----------------------           ------

     Salt Wells                 156 (12,480)                $73,318
     Cortez                      62 (4,960)                 $32,029

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2010


NOTE 5 - CAPITAL STOCK

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

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

On April 30, 2010, the Company issued 38,068 shares of its common stock as part of the Fish Lake Property acquisition.

On July 10, 2010, the Company issued 104,168 shares of its common stock as part of the Fish Lake Property acquisition.

STOCK OPTIONS

On September 23, 2010, the Company granted 800,000 options at an exercise price of $0.24 and 500,000 options at an exercise price of $0.28. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock-based compensation is as follows:

     Risk free interest rate                      2.40%
     Expected dividend yield                         0%
     Expected stock price volatility                93%
     Expected life of options                  5 years

The grant-date fair value of the options granted with an exercise price of $0.28 on September 23, 2010 was $0.17 and grant-date fair value of the options granted with an exercise price of $0.24 on September 23, 2010 was $0.14. Total stock-based compensation for the three months ended September 30, 2010 and 2009 was $244,045 and $nil, respectively, and $244,045 from the period of inception to September 30, 2010.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2010


NOTE 6 - INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding its realization.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at September 30, 2010 are as follows:

                                                           2010
                                                        ---------
     Deferred tax asset attributable to:
       Net operating losses carried forward             $ 219,985
       Valuation allowance                               (219,985)
                                                        ---------
     Total net deferred tax asset                       $      --
                                                        =========

Lithium follows  Statement of Financial  Accounting  Standards  Number 109 (SFAS
109) (ASC 740-10), "Accounting for Income Taxes." SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $144,000 at September 30, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At September 30, 2010, the Company had net operating loss carry-forwards amounting to approximately $999,931 that expire in various amounts beginning in 2029 in the U.S.

NOTE 7 - SUBSEQUENT EVENTS

On October 10, 2010, the Company issued 171,568 shares of its common stock as part of the Fish Lake Property acquisition.

The Company has analyzed its operations subsequent to September 30, 2010 and through November 18, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

STAKED PROPERTIES

Our company has staked claims with various registries as summarized below:

          Name              Claims (Area in Acres)           Amount
          ----              ----------------------           ------

     Salt Wells                 156 (12,480)                $73,318
     Cortez                      62 (4,960)                 $32,029

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

We had a net loss of $344,512 for the quarter ended September 30, 2010, which was $326,683 greater than the net loss of $18,229 for the quarter ended September 30, 2009. The significant change in our results over the two periods is primarily the result of increases in exploration expenses, investor relations, professional fees, management fees, amortization, interest, travel and general and administrative fees.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended September 30, 2010 and 2009:

                                             Three Months         Three Months
                                                Ended                Ended
                                             September 30,        September 30,         Increase
                                                2010                 2009              (Decrease)
                                             ----------           ----------           ----------
REVENUE                                      $       --           $       --           $       --
                                             ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                               6,308                2,500                3,808
  Amortization                                      250                   --                  250
  Exploration expenses                           42,110                   --               42,110
  Consulting expenses                             3,744                   --                3,744
  Investor relations                             23,121                   --               23,121
  Management fees                                    --                   --                   --
  Rent                                               --                   --                   --
  Transfer agent and filing fees                  1,636                   --                1,636
  Travel                                          6,647                   --                6,647
  Stock option compensation                     244,045                   --              244,045
  Website development costs                          --                   --                   --
  General and administrative                      1,830                3,729               (1,899)
                                             ----------           ----------           ----------
      TOTAL OPARATING EXPENSES                  329,691                6,229              323,862
                                             ----------           ----------           ----------
OTHER (INCOME) EXPENSES
  Interest (income) expense                        (575)                  --                 (575)
  Write-down of website costs                        --               12,000              (12,000)
  Write-down of mineral properties               15,396                   --               15,396
                                             ----------           ----------           ----------
      TOTAL OTHER (INCOME) EXPENSES              14,821               12,000                2,821
                                             ----------           ----------           ----------

      NET LOSS                               $ (344,512)          $  (18,229)          $ (326,683)
                                             ==========           ==========           ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

We had a net loss of $759,201 for the nine months ended September 30, 2010, which was $728,679 greater than the net loss of $30,522 for the nine months ended September 30, 2009. The significant change in our results over the two periods is primarily the result of increases in exploration expenses, investor relations, professional fees, management fees, amortization, interest, travel and general and administrative fees.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2010 and 2009:

                                             Nine Months          Nine Months
                                                Ended                Ended
                                             September 30,        September 30,         Increase
                                                2010                 2009              (Decrease)
                                             ----------           ----------           ----------
REVENUE                                      $       --           $       --           $       --
                                             ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                              43,732                6,500               37,232
  Amortization                                      750                   --                  750
  Exploration expenses                          112,853                   --              112,853
  Consulting expenses                           178,744                   --              178,744
  Investor relations                             79,356                   --               79,356
  Management fees                                41,800                   --               41,800
  Rent                                             (243)                  --                 (243)
  Transfer agent and filing fees                  4,828                   --                4,828
  Travel                                         18,402                   --               18,402
  Stock option compensation                     244,045                   --              244,045
  Website development costs                          --                  412                 (412)
  General and administrative                     14,861               11,610                3,251
                                             ----------           ----------           ----------
      TOTAL OPERATING EXPENSES                  739,128               18,522              720,606
                                             ----------           ----------           ----------
OTHER (INCOME) EXPENSES
  Interest                                        4,677                   --                4,677
  Write-down of website costs                        --               12,000              (12,000)
  Write-down of mineral properties               15,396                   --               15,396
                                             ----------           ----------           ----------
      TOTAL OTHER (INCOME) EXPENSES)             20,073               12,000                8,073
                                             ----------           ----------           ----------

      NET LOSS                               $ (759,201)          $  (30,522)          $ (728,679)
                                             ==========           ==========           ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2010, reflects assets of $2,037,817. We had cash in the amount of $1,552,472 and a working capital in the amount of $1,509,404 as of September 30, 2010. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

                                                        At              At
                                                   September 30,    December 31,
                                                       2010            2009
                                                    ----------      ----------
Current assets                                      $1,555,152      $  387,061
Less: Current
liabilities                                             45,748         275,005
                                                    ----------      ----------
Working capital                                     $1,509,404      $  112,056
                                                    ==========      ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                    Nine months     Nine months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       2010            2009
                                                    ----------      ----------
Net Cash Used in Operating Activities               $ (534,050)     $  (11,229)
Net Cash Used in Investing Activities               $ (235,877)     $       --
Net Cash Provided by Financing Activities           $1,961,888      $    5,000
                                                    ----------      ----------
Net Increase (Decrease) in Cash During the Period   $1,191,961      $   (6,229)
                                                    ==========      ==========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the nine-months ended September 30, 2010 was $534,050 - an increase of $522,821 from the $11,229 net cash outflow during the nine-months ended September 30, 2009.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of lithium properties.

Cash used in investing activities during the nine-months ended September 30, 2010 was $235,877, which was an increase of $235,877 from the $0 of cash used in investing activities during the nine-months ended September 30, 2009. This increase in the cash used in investing activities was primarily due to scheduled payments on the Fish Creek and Fish Lake Properties.

FINANCING ACTIVITIES

Cash from financing activities during the nine-months ended September 30, 2010 was $1,961,888, which was an increase of $1,956,888 from the $5,000 of cash from financing activities during the nine-months ended September 30, 2009. This increase in the cash from financing activities was primarily due a private placement offset by the repayment of loans.

We  estimate  that  we  will  spend   approximately   $350,000  on  general  and
administrative expenses, $675,000 on exploration and $20,000 on travel over the next 12 months.

Specifically,   we  estimate  our   operating   expenses  and  working   capital
requirements for the next 12 months to be as follows:

              Estimated Funding Required During the Next 12 Months

                       Expense                            Amount
                       -------                          ----------
              General and administrative                $  300,000
              Exploration                               $  750,000
              Mineral Property Costs                    $  117,000
              Travel                                    $   20,000
                                                        ----------
              TOTAL                                     $1,187,000
                                                        ==========

              CASH ON HAND, SEPTEMBER 30, 2010          $1,552,472

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

As of September 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
  No.                                  Description
-------                                -----------

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

                             LITHIUM CORPORATION


Date: November 19, 2010      By: /s/ Tom Lewis
                                ------------------------------------------------
                             Name:  Tom Lewis
                             Title: President, Treasurer, Secretary and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)