Form 10-K
period 2010-12-31
Lithium Corp
filed 2011-04-11
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010

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

        Registrant's telephone number, including area code: 775.398.3047

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $18,122,660 based on a $0.425 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter..

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

63,311,408 as of April 11, 2011

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business............................................................  3

Item 1A. Risk Factors........................................................  6

Item 1B. Unresolved Staff Comments...........................................  9

Item 2.  Properties..........................................................  9

Item 3.  Legal Proceedings...................................................  9

Item 4.  (Removed and Reserved)..............................................  9

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities...................  9

Item 6.  Selected Financial Data............................................. 10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 15

Item 8.  Financial Statements and Supplementary Data......................... 16

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................ 30

Item 9A. Controls and Procedures............................................. 30

Item 9B. Other Information................................................... 31

Item 10. Directors, Executive Officers and Corporate Governance.............. 31

Item 11. Executive Compensation.............................................. 35

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Lithium Corporation, and our wholly owned subsidiary, Nevada Lithium Corporation, unless otherwise indicated.

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

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley property and Salt Wells.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched salar (also known as a Playa, dry lake, or Salt Pan), which is located in west central Nevada in northern Esmeralda county, and is roughly centered at 417050E 4195350N (NAD 27 CONUS). The company staked an additional 12 eighty (80) acre Association Placer claims in 2010 adjacent to the original eighty claims, and the land package here presently covers approximately 7360 acres. Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, which could possibly be amenable to the extraction by evaporative methods.

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

The company conducted preliminary SP, and Gravity geophysical surveys on the property in 2010, followed by the drilling of 42 shallow holes on the periphery of the playa in Fall of 2010. Drilling could not be performed on the playa due to extremely wet conditions in the Fall of 2010. A number of samples came back weakly anomalous for lithium, but no economic mineralization was encountered during the drill program. Surface brine sampling is currently underway, and drilling is planned on the playa in summer of 2011.

The property is held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium has agreed to issue the vendors $350,000 worth of common stock of the company in eight regular disbursements, the last of which is slated to occur on March 31st 2011. To date all except the last disbursement has been made of stock worth a total of $306,250.

SALT WELLS

The Salt Wells property was acquired through staking in the Fall of 2009. Originally an approximately 12,320 acre parcel was staked, but subsequent to initial exploration, and due to overlap of existing Fee lands, and Federal rights of way the parcel was reduced to approximately 8500 acres in 2010. The claims here cover the Eightmile Basin, a playa, which lies approximately 15 miles to the southeast of Fallon, the county seat of Churchill County, Nevada.

U.S. Highway 50 cuts across the northern portions of the claim block and the Salt Wells all-weather gravel road traverses the Western portions of the block. Power is available locally as a high voltage transmission line runs parallel to the highway as well as another that originates at the geothermal power plant at the southern edge of the claim block.

Exploratory sediment sampling of the playa was conducted in the summer and fall of 2009 and 83% of the samples taken within the claim area have returned anomalous values in lithium, with the highest value being in the order of 750 ppm Li. In 2010 continued geochemical work, and geophysical studies were performed on the property.

The strong lithium values coupled with proximity to a geothermal field and Quaternary faulting indicate that conditions may be favorable for the formation of a subsurface lithium brine reservoir similar to that currently being exploited at Silver Peak in Esmeralda County, Nevada.

The company is presently conducting a final round of geochemical studies, and has recently submitted a permit application to the BLM in Carson City, as it is the company's intention to drill on the property this summer.

CORTEZ PROPERTY

The company staked a block of approximately 4960 acres in the fall of 2009 on this playa situated in Lander County Nevada. The property is situated about 7 miles to the south of Barrick Gold's Cortez Hills mine, and is approximately 47 miles to the southeast of Battle Mountain, the county seat. The prospect is on the edge of the Caetano trough, where a thick sequence of Tertiary volcanic rocks with elevated lithium values have accumulated. Past sampling has indicated that the sediments in the playa are almost ubiquitously enriched in lithium, with values typically in the 2 - 400 ppm million range. The property is easily accessed by gravel roads, and power is available on the eastern side of the playa.

The company conducted geochemical, and geophysical surveys on the property in 2009, and 2010 and are currently conducting a shallow brine geochemistry survey in preparation for drilling in the summer of 2011.

WEST BIG SMOKY

The West Big Smoky Valley property was acquired through claim staking in the fall of 2009. Due to mediocre exploration results and a number of overlapping competitive claims here, it was decided to let the claims lapse in the fall of 2010.

BEOWAWE PROPERTY

The Beowawe property was acquired through staking in fall of 2009. Although initial exploration results were quite good, due to the fractured land position it was decided to let the claims here lapse in the fall of 2010.

FISH CREEK CALDERA

The Company terminated its option of the Fish Creek Caldera prospect in August of 2010.

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

EMPLOYEES

Currently our only employees are our directors and officers.

We do and will continue to outsource contract employment as needed. With project advancement and if we are successful in any exploration or drilling programs, we may retain additional employees.

SUBSIDIARIES

We have one wholly owned subsidiary, Nevada Lithium Corporation, a Nevada corporation.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $1,398,758 as of December 31, 2010. At December 31, 2010, we had working capital of $1,414,421. We incurred a net loss of $852,656 for the year ended December 31, 2010 and $1,093,386 since inception. We estimate our average monthly operating expenses to be approximately $20,000 to $40,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 2. PROPERTIES

Our corporate head office is located at 200 S Virginia St - 8th Floor, Reno, Nevada, 89501, our monthly rent is $200.

MINERAL PROPERTIES

As of the date of this annual report on Form 10-K, we hold the following properties: Fish Lake Valley, Salt Wells and Cortez. For detail description of these properties, please see the section entitled "Business" above.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

        National Association of Securities Dealers OTC Bulletin Board(1)

          Quarter Ended                    High                     Low
          -------------                    ----                     ---
       December 31, 2010                   $0.38                   $0.30
       September 30, 2010                  $0.51                   $0.30
       June 30, 2010                       $1.04                   $0.35

        National Association of Securities Dealers OTC Bulletin Board(1)

          Quarter Ended                    High                     Low
          -------------                    ----                     ---
       March 31, 2010                      $1.41                   $0.90
       December 31, 2009                   $1.40                   $0.60
       September 30, 2009                  $0.113                  $0.11
       June 30, 2009                       N/A (2)                 N/A (2)
       March 31, 2009                      N/A (2)                 N/A (2)
       December 31, 2008                   N/A (2)                 N/A (2)

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2) Our common stock was quoted on the Over-the-Counter Bulletin Boards on July 2, 2008. The first trade did not occur until September 16, 2009.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626;
Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

On April 8, 2011, the shareholders' list showed 15 registered shareholders with 62,917,288 common shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

On December 29, 2009, our Board of Directors approved the adoption of the 2009 Stock Plan which permits our company to issue up to 6,050,000 shares of our common stock to directors, officers, employees and consultants. This plan has not been approved by our security holders.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2010:

                      Equity Compensation Plan Information

                                  Number of Securities
                              Number of Securities to be                                     Remaining Available for
                               Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                 Warrants and Rights           Warrants and Rights            (excluding column (a))
   -------------                 -------------------           -------------------            ----------------------
Equity Compensation Plans                   --                           --                                 --
Approved by Security
Holders

Equity Compensation Plans Not        1,300,000                       $0.255                          4,750,000
Approved by Security Holders

     Total                           1,300,000                       $0.255                          4,750,000

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

CASH REQUIREMENTS

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley property, the Cortez property, and Salt Wells. We expect to review other potential exploration projects from time to time as they are presented to us.

Our net cash provided by financing activities during the year ended December 31, 2010 was $1,829,653 as compared to $680,197 during the year ended December 31, 2009.

Over the next twelve months we expect to expend funds as follows:

            Estimated Net Expenditures During the Next Twelve Months

               General, Administrative Expenses          $150,000
               Exploration Expenses                       350,000
                                                         --------
               TOTAL                                     $500,000
                                                         ========

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

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2010, which are included herein.

Our operating results for the twelve months ended December 31, 2010, for the twelve months ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

                                                                         Change Between Twelve
                                                                           Month Period Ended
                                   Twelve Months       Twelve Months       December 31, 2010
                                      Ended               Ended                  and
                                    December 31,        December 31,          December 30,
                                       2010                2009                  2009
                                    ----------          ----------            ----------
Revenue                             $     Nil           $     Nil             $     Nil
Professional fees                      44,306              33,431                10,875
Exploration expenses                  182,721              66,264               116,457
Consulting fees                       178,744                  --               178,744
Insurance Expense                       3,303                  --                 3,303
Amortization                            1,000                 504                   496
Investor Relations                     93,712              16,875                76,837
Interest                                3,949               6,916                (2,967)
Management fees                        41,800              12,000                29,800
Transfer agent and filing fees          6,224              16,135                (9,991)
Travel                                 20,403               6,120                14,283
Stock option compensation             244,045                  --               244,045
Website                                    --                 412                  (412)
Write-down of website                      --              12,000               (12,000)
Write-down of property                 15,396                  --                15,393
General and administrative             17,053              19,757                (2,704)
Net loss                            $(852,656)          $(190,414)            $(662,242)

Our accumulated losses increased to $1,093,386 as of December 31, 2010. Our financial statements report a net loss of $852,656 for the twelve month period ended December 31, 2010 compared to a net loss of $190,414 for the twelve month period ended December 31, 2009. Our losses have increased primarily as a result of increased exploration activities which have resulted in exploration expense increases along with increases to consulting, travel, investor relations and management fees. In addition, the Company issued stock options in the current year, resulting in an expense of $244,045.

Our total current liabilities as of December 31, 2010 were $47,237 as compared to total current liabilities of $275,005 as of December 31, 2009. The decrease was due to the company repaying loans and accounts payable with funds raised through the issuance of stock.

Our operating expenses for the year ended December 31, 2010 were $852,656 compared to $190,414 as of December 31, 2009. The increase in operating expenses were primarily a result of increased exploration activities which have resulted in exploration expense increases along with increases to consulting, travel, investor relations and management fees. In addition, the Company issued stock options in the current year, resulting in an operating expense of $244,045.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                     At                 At
                                                 December 31,       December 31,
                                                    2010               2009
                                                 ----------         ----------
Current assets                                   $1,461,658         $  387,061
Current liabilities                                  47,237            275,005
                                                 ----------         ----------
Working capital                                  $1,414,421         $  112,056
                                                 ==========         ==========

CASH FLOWS

                                                    Year Ended December 31,
                                                 December 31,       December 31,
                                                    2010               2009
                                                 ----------         ----------
Net cash used in operating activities            $ (685,986)        $ (102,052)
Net cash used in investing activities              (105,420)          (224,718)
Net cash provided by financing activities         1,829,653            680,197
                                                 ----------         ----------
Net increase in cash during period               $1,038,247         $  353,427
                                                 ==========         ==========

OPERATING ACTIVITIES

Net cash used in operating activities was $685,986 for the year ended December 31, 2010 compared with net cash used in operating activities of $102,052 in the same period in 2009. The increase was primarily due to our operating loss of $852,656, partially offset by our non-cash expense related to stock option compensatiin of $244,045.

INVESTING ACTIVITIES

Net cash used in investing activities was $236,670 for the year ended December 31, 2010 compared to net cash used in investing activities of $224,718 in the same period in 2009. The increase in use of cash of $11,952 in investing activities is mainly attributable to gaining rights to additional mineral properties.

FINANCING ACTIVITIES

Net cash provided by financing activities was $1,829,653 for the year ended December 31, 2010 compared to $680,197 provided by financing activities in the same period in 2009.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

As of December 31, 2010, our company has accumulated losses of $1,093,386 since inception and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, prepaid expenses, accounts payable and accrued liabilities, due to director, and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Lithium Corporation

                         (An Exploration Stage Company)

                                Table of Contents

                                December 31, 2010

Report of Independent Registered Public Accounting Firm                       17

Consolidated Balance Sheets as of December 31, 2010 and 2009                  18

Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009 and the period from January 30, 2007
(date of inception) to December 31, 2010                                      19

Consolidated Statement of Stockholders' Equity as of December 31, 2010        20

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009 and the period from January 30, 2007
(date of inception) to December 31, 2010                                      21

Consolidated Notes to the Financial Statements                                22

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lithium Corporation
Reno, Nevada

We have audited the accompanying consolidated balance sheets of Lithium Corporation (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the period from January 30, 2007 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from January 30, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has received no revenue from sales of products or services and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
------------------------------------
Bingham Farms, Michigan
March 31, 2011

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                  As of December 31, 2010 and December 31, 2009

                                                                            December 31,           December 31,
                                                                               2010                   2009
                                                                           ------------           ------------
                                ASSETS

Current Assets
  Cash                                                                     $  1,398,758           $    360,511
  Prepaid expenses                                                               62,900                 26,550
                                                                           ------------           ------------
Total Current Assets                                                          1,461,658                387,061
                                                                           ------------           ------------
Other Assets
  Computer equipment, net of amortization                                           498                  1,498
  Mineral properties                                                            527,445                262,421
                                                                           ------------           ------------
Total Other Assets                                                              527,943                263,919
                                                                           ------------           ------------

TOTAL ASSETS                                                               $  1,989,601           $    650,980
                                                                           ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
    Accounts payable and accrued liabilities                               $     41,887           $     99,308
    Due to directors, net                                                         5,350                  6,234
    Loans payable                                                                    --                169,463
                                                                           ------------           ------------
Total Current Liabilities                                                        47,237                275,005
                                                                           ------------           ------------

TOTAL LIABILITIES                                                                47,237                275,005
                                                                           ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   62,917,288 common shares issued and outstanding (2009 - 60,550,000)           62,918                 60,550
  Additional paid in capital                                                  1,476,544                556,155
  Additional paid in capital - options                                          244,045                     --
  Additional paid in capital - warrants                                       1,252,243                     --
  Deficit accumulated during the exploration stage                           (1,093,386)              (240,730)
                                                                           ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                    1,942,364                375,975
                                                                           ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  1,989,601           $    650,980
                                                                           ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2010 and 2009
     For the Period from January 30, 2007 (Inception) to December 31, 2010

                                                                                            From
                                                                                      January 30, 2007
                                                   Year ended         Year ended       (Inception) to
                                                   December 31,       December 31,      December 31,
                                                      2010               2009               2010
                                                  ------------       ------------       ------------
REVENUE                                           $         --       $         --       $         --
                                                  ------------       ------------       ------------
EXPENSES
  Professional fees                                     44,306             33,431            110,616
  Amortization                                           1,000                504              1,504
  Exploration expenses                                 182,721             66,264            248,985
  Consulting fees                                      178,744                 --            178,744
  Insurance expense                                      3,303                 --              3,303
  Investor relations                                    93,712             16,875            110,587
  Interest (income)                                      3,949              6,916             10,865
  Management fees                                       41,800             12,000             53,800
  Rent                                                    (239)             1,663              1,424
  Transfer agent and filing fees                         6,224             16,135             22,359
  Travel                                                20,403              6,120             26,523
  Stock option compensation                            244,045                 --            244,045
  Website development costs                                 --                412              3,912
  Write-down of website costs                               --             12,000             12,000
  Write-down of mineral properties                      15,396                 --             15,396
  General and administrative                            17,053             19,757             50,747
                                                  ------------       ------------       ------------

TOTAL EXPENSES                                         852,656            190,414          1,093,386
                                                  ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                              (852,656)          (190,414)        (1,093,386)

PROVISION FOR INCOME TAXES                                  --                 --                 --
                                                  ------------       ------------       ------------

NET LOSS                                          $   (852,656)      $   (190,414)      $ (1,093,386)
                                                  ============       ============       ============

NET LOSS PER SHARE: BASIC AND DILUTED             $      (0.01)              $nil
                                                  ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                  62,267,465        226,670,000
                                                  ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                 Consolidated Statement of Stockholders' Equity
      For the Period from January 30, 2007 (Inception) to December 31, 2010

                                                                                                          Deficit
                                                                              Additional   Additional   Accumulated
                                           Common Stock          Additional    Paid in      Paid in      during the
                                       --------------------       Paid in      Capital -    Capital -   Exploration
                                       Shares        Amount       Capital      Warrants     Options        Stage         Total
                                       ------        ------       -------      --------     -------        -----         -----
Balance, January 30, 2007
 (date of inception)                        --     $      --    $       --    $       --   $     --    $        --    $       --

Shares issued to founder on
 January 30, 2007 @ $0.001 per
 share (par value $0.001 per
 share)                            240,000,000       240,000      (220,000)           --         --             --        20,000

Net loss for the period ended
 December 31, 2007                          --            --            --            --         --        (23,448)      (23,448)
                                   -----------     ---------    ----------    ----------   --------    -----------    ----------

Balance, December 31, 2007         240,000,000       240,000      (220,000)           --         --        (23,448)       (3,448)

Common stock issued for cash @
 $0.10 per share                    28,200,000        28,200        18,800            --         --             --        47,000

Net loss for the year ended
 December 31, 2008                          --            --            --            --         --        (26,868)      (26,868)
                                   -----------     ---------    ----------    ----------   --------    -----------    ----------

Balance, December 31, 2008         268,200,000       268,200      (201,200)           --         --        (50,316)       16,684

Shares issued in conjunction
 with merger                        12,350,000        12,350       537,355            --         --             --       549,705

Shares cancelled                   220,000,000)     (220,000)      220,000            --         --             --            --

Net loss for the year ended
 December 31, 2009                          --            --            --            --         --       (190,414)     (190,414)
                                   -----------     ---------    ----------    ----------   --------    -----------    ----------

Balance, December 31, 2009          60,550,000        60,550       556,155            --         --       (240,730)      375,975

Shares issued with respect to
 Fish Lake                             367,288           368       174,632            --         --             --       175,000

Common stock issued for cash @
 $1.00 per share                     2,000,000         2,000       745,757     1,252,243         --             --     2,000,000

Stock options issued                        --            --            --            --    244,045             --       244,045

Net loss for the year ended
 December 31, 2010                          --            --            --            --         --       (852,656)     (852,656)
                                   -----------     ---------    ----------    ----------   --------    -----------    ----------

Balance, December 31, 2010          62,917,288     $  62,918    $1,476,544    $1,252,243   $244,045    $(1,093,386)   $1,942,364
                                   ===========     =========    ==========    ==========   ========    ===========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2010 and 2009
     For the Period from January 30, 2007 (Inception) to December 31, 2010

                                                                                                               From
                                                                                                         January 30, 2007
                                                              Year ended             Year ended           (Inception) to
                                                              December 31,           December 31,          December 31,
                                                                 2010                   2009                   2010
                                                             ------------           ------------           ------------
Cash Flows from Operating Activities:
  Net loss for the period                                    $   (852,656)          $   (190,414)          $ (1,093,386)
  Adjustment for non-cash items:
    Write-down of software development                                 --                 12,000                 12,000
    Write-down of mineral properties                               15,396                     --                 15,396
    Stock option compensation expense                             244,045                     --                244,045
    Amortization                                                    1,000                    504                  1,504
  Changes in assets and liabilities:
    Decreasein prepaid expenses                                   (36,350)               (19,250)               (62,900)
    Increase (decrease) in accounts payable
     and accrued liabilities                                      (57,421)                95,108                 41,887
                                                             ------------           ------------           ------------
Cash used in operating activities                                (685,986)              (102,052)              (841,454)
                                                             ------------           ------------           ------------
Cash Flows from Investing Activities:
  Purchase of equipment                                                --                 (2,002)                (2,002)
  Purchase of software development                                     --                     --                (12,000)
  Interest in mineral properties                                 (105,420)              (222,716)              (367,841)
                                                             ------------           ------------           ------------
Cash used in investing activities                                (105,420)              (224,718)              (381,843)
                                                             ------------           ------------           ------------
Cash Flows from Financing Activities:
  Proceeds from (repayment) of loan payable                      (169,463)               169,463                     --
  Proceeds from (repayment to) director                              (884)                   734                  5,350
  Proceeds from sale of stock                                   2,000,000                510,000              2,616,705
                                                             ------------           ------------           ------------
Cash provided by financing activities                           1,829,653                680,197              2,622,055
                                                             ------------           ------------           ------------

Increase in cash                                                1,038,247                353,427              1,398,758
Cash, beginning of period                                         360,511                  7,084                     --
                                                             ------------           ------------           ------------

Cash, end of period                                          $  1,398,758           $    360,511           $  1,398,758
                                                             ============           ============           ============
Supplemental Cash Flow Information:
  Cash paid for interest                                     $         --           $         --           $         --
                                                             ============           ============           ============
  Cash paid for income taxes                                 $         --           $         --           $         --
                                                             ============           ============           ============
Supplemental Non-Cash Investing and Financing Information:
  Common stock issued for mineral properties                 $    175,000           $         --           $    175,000
                                                             ============           ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of our wholly-owned subsidiary. All material inter-company transactions have been eliminated.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010

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

NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue,recurring losses and a deficit accumulated during the exploration stage of $1,093,386 as of December 31, 2010. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - ACQUISITION OF NEVADA LITHIUM CORP.

On October 9, 2009, Lithium Corporation completed the acquisition of Nevada Lithium Corp. whereby it issued 12,350,000 common shares in exchange for 100% of the issued and outstanding common shares of Nevada Lithium Corp. This acquisition has been accounted for using the acquisition method (purchase method?).

The deemed value of the acquisition was $549,705 based upon the fair value of consideration received.

                  Assets Purchased:
                    Cash                            $ 506,213
                    Prepaid expenses                   25,000
                    Equipment                           1,514
                    Mineral Properties                197,775
                  Liabilities Assumed:
                    Accounts payable                     (750)
                    Due to related parties             (6,628)
                    Loans payable                    (169,463)
                                                    ---------
                   Consideration Paid               $ 553,661
                                                    =========

Consideration was paid through the issuance of 12,350,000 share of common stock.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31:

                                                   2010                2009
                                                 --------            --------
     Professional fees                           $ 10,275            $  4,419
     Exploration costs                             47,327              20,000
     Rent                                             298               2,131
     Consulting                                     5,000                   0
                                                 --------            --------
     Total prepaid expenses                      $ 62,900            $ 26,550
                                                 ========            ========

NOTE 4 - COMPUTER EQUIPMENT

                                                Accumulated          Net Book
                                  Cost         Amortization            Value
                                  ----         ------------            -----
     Computer Equipment          $2,002           $1,504               $ 498
                                 ======           ======               =====

NOTE 5 - MINERAL PROPERTIES

Fish Lake Property

The Company has purchased a 100% interest in the Fish Lake property $350,000 worth of equity whereby title shall be transferred to the Company through quit claim deed upon the final stock disbursement. Stock disbursements shall be made quarterly upon the following schedule:

    1st Disbursement:   Within 10 days of signing agreement (paid)
    2nd Disbursement:   within 10 days of June 30, 2009 (paid)
    3rd Disbursement:   within 10 days of December 30, 2009 (paid)
    4th Disbursement:   within 10 days of March 31, 2010 (paid)
    5th Disbursement:   within 10 days of June 30, 2010 (paid)
    6th Disbursement:   within 10 days of September 30, 2010 (paid)
    7th Disbursement:   within 10 days of December 31, 2010 (paid)
    8th Disbursement:   within 10 days of March 31, 2011 (paid)

In addition, the Company will be required to expend $250,000 on the property over the term of the lease.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010

NOTE 5 - MINERAL PROPERTIES (CONTINUED)

Staked Properties

The Company has staked claims with various registries as summarized below:

        Name             Claims (Area in Acres)         Amount
        ----             ----------------------         ------
     Salt Wells              156 (12,480)              $73,318
     Cortez                   62 (4,960)               $32,029
     Other                                             $ 6,800

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

On October 10, 2010, the Company issued 171,568 of its common stock as part of the Fish Lake Property acquisition.

There were 62,917,288 shares of common stock issued and outstanding as of December 31, 2010.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010

NOTE 6 - CAPITAL STOCK (CONTINUED)

WARRANTS

                                                                Outstanding at
       Issue Date        Number     Price       Expiry Date    December 31, 2010
       ----------        ------     -----       -----------    -----------------
     March 24, 2010    2,000,000    $1.20     March 24, 2011        2,000,000
     March 24, 2011    2,000,000    $1.35     March 24, 2013               --

The warrants were valued using the black scholes option pricing model using the following assumptions: term of 1 and years, dividend yield of 0%, risk free interest rates of 0.03% and 1.60%% and volatility of 110%. The fair value of the warrants was adjusted against additional paid in capital.

STOCK BASED COMPENSATION

The Company granted 500,000 options at an exercise price of $0.28 to consultants in exchange for various professional services. The Company granted another 800,000 options to consultants for management services at exercise price of $0.24. These options were vested on the date of grant. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

             Risk free interest rate                   2.40%
             Expected dividend yield                      0%
             Expected stock price volatility             93%
             Expected life of options               5 years

                                     Weighted         Total
                                     Average         Weighted
                      Total         Remaining        Average
     Exercise        Options          Life           Exercise       Options
      Prices       Outstanding       (Years)          Price       Exercisable
      ------       -----------       -------          -----       -----------
       $0.28         500,000          4.75            $0.28         500,000
       $0.24         800,000          4.75            $0.24         800,000

Total stock-based compensation for the year-ended December 31, 2010 was $244,045.

The following table summarizes the stock options outstanding at December 31, 2010:

                                                                Outstanding at
       Issue Date        Number     Price       Expiry Date    December 31, 2010
       ----------        ------     -----       -----------    -----------------
  September 23, 2011    500,000     $0.28   September 23, 2011       500,000
  September 23, 2011    800,000     $0.24   September 23, 2011       800,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at December 31, 2010 are as follows:

                                                    2010              2009
                                                 ----------        ----------
     Deferred tax asset attributable to:
       Net operating losses carried forward      $  240,545        $   52,960
       Valuation allowance                         (240,545)          (52,960)
                                                 ----------        ----------
     Total net deferred tax asset                $       --        $       --
                                                 ==========        ==========

Lithium follows  Statement of Financial  Accounting  Standards  Number 109 (SFAS
109) (ASC 740-10), "Accounting for Income Taxes." SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $240,545 at December 31, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely not be realized.

At December 31, 2010, the Company had net operating loss carry-forwards amounting to approximately $1,093,386 that expire in various amounts through 2030 in the U.S.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2010 and through March 31, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                            Position Held                     Date First Elected
  Name                     with the Company          Age         or Appointed
  ----                     ----------------          ---         ------------
Tom Lewis               President, Treasurer,        56        August 25, 2009
                        Secretary and Director

John Hiner              Vice President of            63        October 25, 2009
                        Exploration and Director

Henry (Kip) Tonking     Director                     56        November 17, 2009

Stephen Goss            Director                     60        February 8, 2010

John Webster            Director                     54        July 19, 2010

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

JOHN WEBSTER - DIRECTOR

Mr. Webster has been a CPA since 1987. He graduated Summa Cum Laude from Gonzaga University in Spokane, Washington, with a BA in Economics and Accounting. John has extensive experience in S.E.C. reporting and auditing, governmental audits, tax issues and consulting for closely held business enterprises. John is a life-long resident of Spokane and has served as member of a number of community planning and development boards. He has also served as an officer and director of several local arts organizations. From 1996 to 2006, John was one of the founding senior principals and Vice-President of Williams & Webster, P.S., a Spokane based regional CPA firm specializing in the auditing of small public companies and consulting for emerging public companies. John served as the firm's technical principal and assisted in all merger and acquisitions transactions for both accounting and tax issues.

EMPLOYMENT AGREEMENTS

We have no formal employment agreements with any of our employees, directors or officers.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

     i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity
     ii.  Engaging in any type of business practice; or
     iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

     i.   Any Federal or State securities or commodities law or regulation; or
     ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
     iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than

10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

CODE OF ETHICS

Effective March 25, 2011, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's principal executive officer and our principal financial and accounting officer, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lithium Corporation, 200 S. Virginia Street - 8th Floor, Reno, Nevada 89501.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

NOMINATION PROCESS

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

AUDIT COMMITTEE

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. With our recent management change however, we have positioned ourselves with an audit committee financial expert and independent director should we be able to raise sufficient funding to execute our business plan. With success we will form an audit, compensation committee and other applicable committees utilizing our directors expertise.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that John Webster qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;
     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and
     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                         Pension
                                                                                        Value and
                                                                       Non-Equity      Nonqualified
 Name and                                                              Incentive         Deferred
 Principal                                       Stock      Option        Plan         Compensation     All Other
 Position           Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------           ----   ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Tom Lewis(1)        2010      nil        nil       nil      $46,041         nil             nil          $101,700      $147,741
President,          2009      nil        nil       nil          nil         nil             nil          $ 40,380      $ 40,380
Treasurer,
Secretary and
Director

Mazen Hleiss(2)     2010      N/A        N/A       N/A         N/A          N/A             N/A               N/A          N/A
Former President,   2009      nil        nil       nil         nil          nil             nil               nil          nil
Chief Executive
Officer, Chief
Financial Officer,
and Director

----------
(1) Mr. Lewis was appointed the president, treasurer, secretary and a director of our company on August 25, 2009.
(2) Mr. Hleiss resigned as president, treasurer, secretary of our company on August 25, 2009 and as a director on November 17, 2009.

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

2010 GRANTS OF PLAN-BASED AWARDS

The following table provides information about equity and non-equity awards granted to the named executives in 2010:

                           GRANTS OF PLAN-BASED AWARDS

                                                                                              All
                                                                                             Other
                                                                                             Stock                          Grant
                                                                                             Awards:   All Other  Exercise  Date
                                                                                             Number     Option       or     Fair
                                                                                               of       Awards:     Base    Value
                           Estimated Future Payouts           Estimated Future Payouts       Shares     Number     Price     of
                          Under Non-Equity Incentive           Under Equity Incentive          of         of         of     Stock
                                 Plan Awards                        Plan Awards              Stocks   Securities   Option    and
             Grant  ----------------------------------- -----------------------------------    or     Underlying   Awards   Option
Name         Date   Threshold($)  Target($)  Maximum($) Threshold($)  Target($)  Maximum($) Units(#)  Options(#)   ($/Sh)   Awards
----         ----   ------------  ---------  ---------- ------------  ---------  ---------- --------  ----------   ------   ------
Tom Lewis    Sept       nil          nil         nil        nil          nil        nil       nil      250,000     $0.28    $46,041
President,   23/10
Treasurer,
Secretary
and Director

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     --------    ----      ---------     ---------   ---------    ---------
Tom Lewis    250,000           nil             nil         $0.28    September      nil           nil         nil          nil
                                                                    23, 2015

OPTION EXERCISES AND STOCK VESTED

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2010:

                              DIRECTOR COMPENSATION

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Henry Tonking      Nil         Nil      $47,488          Nil              Nil             Nil           $47,488

John Webster       Nil         Nil      $ 9,497          Nil              Nil             Nil           $ 9,497

John Hiner         Nil         Nil      $47,488          Nil              Nil             Nil           $47,488

Stephen Goss       Nil         Nil      $28,491          Nil              Nil             Nil           $28,491

OPTION EXERCISES AND STOCK VESTED

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                Amount and Nature of              Percentage
 Beneficial Owner                  Beneficial Ownership              of Class(1)
 ----------------                  --------------------              -----------
  Tom Lewis                      10,000,000 Common Shares               15.89%
  PO Box 2053
  Richland, WA  99352

  John Hiner                     10,000,000 Common Shares               15.89%
  9443 Axlund Road
  Lynden, WA  98264

  Henry Tonking
  PO Box 6945
  Incline Village, NV  89450              Nil                               0%

  Stephen Goss
  36 W. 16th Ave
  Spokane, WA  99203                      Nil                               0%

  John Webster
  224 W. 16th Avenue,
  Spokane, WA  99203]                     Nil                               0%

  Directors and Executive
   Officers as a Group(1)        20,000,000 Common Shares               31.78%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2011. As of April 8, 2011 there were 63,311,408 shares of our company's common stock issued and outstanding

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with five (5) directors, consisting of Tom Lewis, John Hiner, Henry Tonking, Stephen Goss and John Webster.

We have determined that Henry Tonking, Stephen Goss and John Webster are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that John Webster qualifies as an "audit committee financial expert" as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                Year Ended
                                 December 31, 2010      December 31, 2009
                                 -----------------      -----------------
     Audit Fees                       $ 8,000                $ 8,000
     Audit Related Fees               $ 5,250                $   Nil
     Tax Fees                         $ 1,800                $   Nil
     All Other Fees                   $   Nil                $ 4,250
     Total                            $15,050                $12,250

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

(b)  Exhibits

Exhibit
Number                              Description
------                              -----------

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

(14)     CODE OF ETHICS

14.1*    Code of Ethics and Business Conduct

(21)     SUBSIDIARIES OF THE REGISTRANT

21.1     Nevada Lithium Corporation, a Nevada corporation

(31)     RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1* Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               LITHIUM CORPORATION
                                  (Registrant)


Dated: April 11, 2011          /s/ Tom Lewis
                               -------------------------------------------------
                               Tom Lewis
                               President, Treasurer, Secretary and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 11, 2011          /s/ Tom Lewis
                               -------------------------------------------------
                               Tom Lewis
                               President, Treasurer, Secretary and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)


Dated: April 11, 2011          /s/ John Hiner
                               -------------------------------------------------
                               John Hiner
                               Director


Dated: April 11, 2011          /s/ Henry Tonking
                               -------------------------------------------------
                               Henry Tonking
                               Director


Dated: April 11, 2011          /s/ Stephen Goss
                               -------------------------------------------------
                               Stephen Goss
                               Director


Dated: April 11, 2011          /s/ John Webster
                               -------------------------------------------------
                               John Webster
                               Director