Form 10-Q
period 2011-03-31
Lithium Corp
filed 2011-05-20
CIK 1415332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2011

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                       Commission File Number 000-54332

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

                                  775.398.3047
              (Registrant's Telephone Number, Including Area Code)

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

63,661,408 common shares issued and outstanding as of May 19, 2011.

                               LITHIUM CORPORATION

                                 FORM 10-Q INDEX

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

Item 4T. Controls and Procedures                                              25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 1A. Risk Factors                                                         26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  [Removed and Reserved]                                               26

Item 5.  Other Information                                                    26

Item 6.  Exhibits                                                             27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                            March 31,            December 31,
                                                                              2011                   2010
                                                                          ------------           ------------
                                ASSETS

CURRENT ASSETS
  Cash                                                                    $  1,326,273           $  1,398,758
  Prepaid expenses                                                              51,087                 62,900
                                                                          ------------           ------------
Total Current Assets                                                         1,377,360              1,461,658
                                                                          ------------           ------------
OTHER ASSETS
  Computer equipment, net of amortization                                          248                    498
  Mineral properties                                                           582,751                527,445
                                                                          ------------           ------------
Total Other Assets                                                             582,999                527,943
                                                                          ------------           ------------

TOTAL ASSETS                                                              $  1,960,359           $  1,989,601
                                                                          ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Accounts payable and accrued liabilities                                $     37,641           $     41,887
  Due to directors, net                                                          5,350                  5,350
                                                                          ------------           ------------
Total Current Liabilities                                                       42,991                 47,237
                                                                          ------------           ------------

TOTAL LIABILITIES                                                               42,991                 47,237
                                                                          ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   63,081,144 common shares issued and outstanding (2009 - 62,917,288)          63,081                 62,918
  Additional paid in capital                                                 1,520,131              1,476,544
  Additional paid in capital - options                                         244,045                244,045
  Additional paid in capital - warrants                                      1,252,243              1,252,243
  Deficit accumulated during the exploration stage                          (1,162,132)            (1,093,386)
                                                                          ------------           ------------
Total Stockholders' Equity                                                   1,917,368              1,942,364
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  1,960,359           $  1,989,601
                                                                          ============           ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (unaudited)
               For the Three Months Ended March 31, 2011 and 2010
       For the Period from January 30, 2007 (Inception) to March 31, 2011

                                                                                                   From
                                                  Three Months           Three Months         January 30, 2007
                                                     Ended                  Ended              (Inception) to
                                                    March 31,              March 31,              March 31,
                                                      2011                   2010                   2011
                                                  ------------           ------------           ------------
REVENUE                                           $         --           $         --           $         --
                                                  ------------           ------------           ------------
EXPENSES
  Professional fees                                      1,814                  7,463                112,430
  Amortization                                             250                    250                  1,754
  Exploration expenses                                  39,410                 35,688                288,395
  Consulting fees                                           --                     --                178,744
  Insurance expense                                      3,860                     --                  7,163
  Investor relations                                    13,835                 38,655                124,422
  Interest expense                                          --                  4,069                 10,451
  Management fees                                           --                  9,200                 53,800
  Transfer agent and filing fees                         2,342                    602                 24,701
  Travel                                                 6,092                  2,199                 32,615
  Stock option compensation                                 --                     --                244,045
  Website development costs                                 --                     --                  3,912
  Write-down of website costs                               --                     --                 12,000
  Write-down of mineral properties                          --                     --                 15,396
  General and administrative                             1,557                  7,511                 52,304
                                                  ------------           ------------           ------------
TOTAL EXPENSES                                          69,160                105,637              1,162,132
                                                  ------------           ------------           ------------

LOSS BEFORE FROM OPERATIONS                            (69,160)              (105,637)            (1,162,132)

OTHER ITEM:
  Interest income                                         (414)                    --                     --
                                                  ------------           ------------           ------------

LOSS BEFORE INCOME TAXES                               (68,746)              (105,637)            (1,162,132

PROVISION FOR INCOME TAXES                                  --                     --                     --
                                                  ------------           ------------           ------------

NET LOSS                                          $    (68,746)          $   (105,637)          $ (1,162,132)
                                                  ============           ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED             $        nil           $        nil
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                  63,062,398             60,753,097
                                                  ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                 Consolidated Statement of Stockholders' Equity
       For the Period from January 30, 2007 (Inception) to March 31, 2011

                                                                                                    Deficit
                                                                        Additional   Additional   Accumulated
                                        Common Stock       Additional    Paid in      Paid in      during the
                                    -------------------     Paid in      Capital -    Capital -   Exploration
                                    Shares       Amount     Capital      Warrants     Options        Stage         Total
                                    ------       ------     -------      --------     -------        -----         -----
Balance, January 30, 2007
 (date of inception)                     --    $      --  $       --    $       --   $     --    $        --    $       --

Shares issued to founder on
 January 30, 2007 @ $0.001 per
 share (par value $0.001 per
 share)                         240,000,000      240,000    (220,000)           --         --             --        20,000

Net loss for the period ended
 December 31, 2007                       --           --          --            --         --        (23,448)      (23,448)
                                -----------    ---------  ----------    ----------   --------    -----------    ----------
Balance, December 31, 2007      240,000,000      240,000    (220,000)           --         --        (23,448)       (3,448)

Common stock issued for cash @
 $0.10 per share                 28,200,000       28,200      18,800            --         --             --        47,000

Net loss for the year ended
 December 31, 2008                       --           --          --            --         --        (26,868)      (26,868)
                                -----------    ---------  ----------    ----------   --------    -----------    ----------
Balance, December 31, 2008      268,200,000      268,200    (201,200)           --         --        (50,316)       16,684

Shares issued in conjunction
 with merger                     12,350,000       12,350     537,355            --         --             --       549,705

Shares cancelled                220,000,000)    (220,000)    220,000            --         --             --            --

Net loss for the year ended
 December 31, 2009                       --           --          --            --         --       (190,414)     (190,414)
                                -----------    ---------  ----------    ----------   --------    -----------    ----------
Balance, December 31, 2009       60,550,000       60,550     556,155            --         --       (240,730)      375,975

Shares issued with respect to
 Fish Lake                          367,288          368     174,632            --         --             --       175,000

Common stock issued for cash @
 $1.00 per share                  2,000,000        2,000     745,757     1,252,243         --             --     2,000,000

Stock options issued                     --           --          --            --    244,045             --       244,045

Net loss for the year ended
 December 31, 2010                       --           --          --            --         --       (852,656)     (852,656)
                                -----------    ---------  ----------    ----------   --------    -----------    ----------
Balance, December 31, 2010       62,917,288       62,918   1,476,544     1,252,243    244,045     (1,093,386)    1,942,364

Shares issued with respect to
 Fish Lake                          163,856          163      43,587            --         --             --        43,750

Net loss for the period ended
 March 31, 2011                          --           --          --            --         --        (68,746)      (68,746)
                                -----------    ---------  ----------    ----------   --------    -----------    ----------

Balance, March 31, 2011          63,081,144    $  63,081  $1,520,131    $1,252,243   $244,045    $(1,162,132)   $1,917,368
                                ===========    =========  ==========    ==========   ========    ===========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2011 and 2010
       For the Period from January 30, 2007 (Inception) to March 31, 2011

                                                                                                           From
                                                              Three Months         Three Months       January 30, 2007
                                                                 Ended                Ended            (Inception) to
                                                                March 31,            March 31,            March 31,
                                                                  2011                 2010                 2011
                                                              ------------         ------------         ------------
Cash Flows from Operating Activities:
  Net loss for the period                                     $    (68,746)        $   (105,637)        $ (1,162,132)
  Adjustment for non-cash items:
    Write-down of software development                                  --                   --               12,000
    Write-down of mineral properties                                    --                   --               15,396
    Stock option compensation expense                                   --                   --              244,045
    Amortization                                                       250                  250                1,754
  Changes in assets and liabilities:
    (Increase) Decrease in prepaid expenses                         11,814               20,250              (51,086)
    Increase (decrease) in accounts payable
     and accrued liabilities                                        (4,246)             (49,926)              37,641
                                                              ------------         ------------         ------------
Cash used in operating activities                                  (60,928)            (134,793)            (902,382)
                                                              ------------         ------------         ------------
Cash Flows from Investing Activities:
  Purchase of equipment                                                 --                   --               (2,002)
  Purchase of software development                                      --                   --              (12,000)
  Interest in mineral properties                                   (11,557)             (58,658)            (379,398)
                                                              ------------         ------------         ------------
Cash used in investing activities                                  (11,557)             (58,658)            (393,400)
                                                              ------------         ------------         ------------
Cash Flows from Financing Activities:
  Proceeds from (repayment) of loan payable                             --               (5,548)                  --
  Proceeds from (repayment to) director                                 --                   --                5,350
  Proceeds from sale of stock                                           --            2,000,000            2,616,705
                                                              ------------         ------------         ------------
Cash provided by financing activities                                   --            1,994,552            2,622,055
                                                              ------------         ------------         ------------

Increase (Decrease) in cash                                        (72,485)           1,801,101            1,326,273
Cash, beginning of period                                        1,398,758              360,511                   --
                                                              ------------         ------------         ------------

Cash, end of period                                           $  1,326,273         $  2,161,612         $  1,326,273
                                                              ============         ============         ============
Supplemental Cash Flow Information:
  Cash paid for interest                                      $         --         $         --         $         --
                                                              ============         ============         ============
  Cash paid for income taxes                                  $         --         $         --         $         --
                                                              ============         ============         ============
Supplemental Non-Cash Investing and Financing Information:
  Common stock issued for mineral properties                  $     43,750         $     43,750         $    218,750
                                                              ============         ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


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

NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue,recurring losses and a deficit accumulated during the exploration stage of $1,162,132 as of March 31, 2011. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


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

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                            March 31,        December 31,
                                              2011              2010
                                            --------          --------

            Professional fees               $ 15,813          $ 10,275
            Exploration costs                 34,975            47,327
            Rent                                 298               298
            Consulting                            --             5,000
                                            --------          --------
            Total prepaid expenses          $ 51,086          $ 62,900
                                            ========          ========

NOTE 5 - COMPUTER EQUIPMENT

                                             Accumulated
                               Cost         Depreciation        Net Book Value
                               ----         ------------        --------------

     Computer Equipment       $2,002           $1,754               $ 248
                              ======           ======               =====

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


NOTE 6 - MINERAL PROPERTIES

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

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

        Name                 Claims (Area in Acres)               Amount
        ----                 ----------------------               ------

     Salt Wells                  156 (12,480)                     $73,318
     Cortez                       62 (4,960)                      $43,595
     Other                                                        $ 6,800

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


NOTE 7 - CAPITAL STOCK (CONTINUED)

COMMON STOCK (CONTINUED)

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

On January 10, 2011, the Company issued 163,856 shares of its common stock as part of the Fish Lake Property acquisition.

There were 63,081,144 shares of common stock issued and outstanding as of March 31, 2011.

WARRANTS

                                                                 Outstanding at
  Issue Date           Number       Price      Expiry Date       March 31, 2011
  ----------           ------       -----      -----------       --------------

March 24, 2010       2,000,000     $1.20      March 24, 2011               --
March 24, 2011       2,000,000     $1.35      March 24, 2013        2,000,000

The warrants were valued using the black scholes option pricing model using the following assumptions: term of 1 and years, dividend yield of 0%, risk free interest rates of 0.03% and 1.60%% and volatility of 110%. The fair value of the warrants was adjusted against additional paid in capital.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


NOTE 7 - CAPITAL STOCK (CONTINUED)

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
             Expected life of options                      5 years

                                    Weighted
                                    Average          Total
                     Total         Remaining        Weighted
    Exercise        Options           Life          Average          Options
     Prices       Outstanding       (Years)      Exercise Price    Exercisable
     ------       -----------       -------      --------------    -----------

     $0.28          500,000           4.75          $0.28            500,000
     $0.24          800,000           4.75          $0.24            800,000

Total stock-based compensation for the year- ended December 31, 2010 was $244,045.

The following table summarizes the stock options outstanding at March 31, 2011:

                                                                 Outstanding at
  Issue Date           Number       Price      Expiry Date       March 31, 2011
  ----------           ------       -----      -----------       --------------

September 23, 2010    500,000       $0.28    September 23, 2011      500,000
September 23, 2010    800,000       $0.24    September 23, 2011      800,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2011


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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at March 31, 2011 and December 31, 2010 are as follows:

                                              March 31,           December 31,
                                                2011                 2010
                                             ----------           ----------
 Deferred tax asset attributable to:
   Net operating losses carried forward      $  255,669           $  240,545
   Valuation allowance                         (255,669)            (240,545)
                                             ----------           ----------
 Total net deferred tax asset                $       --           $       --
                                             ==========           ==========

Lithium follows Statement of Financial Accounting Standards Number 109 (SFAS
109) (ASC 740-10), "Accounting for Income Taxes." SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $255,669 at March 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely not be realized.

At March 31, 2011, the Company had net operating loss carry-forwards amounting to approximately $1,162,132 that expire in various amounts through 2030 in the U.S.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2011 and through May 16, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we," "us," "our" and "our company" mean Lithium Corporation, unless otherwise indicated and the term "Nevada Lithium" means our wholly owned subsidiary, Nevada Lithium Corporation, a Nevada corporation.

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

Effective September 30, 2009, we affected a 1 old for 60 new forward stocks split of our issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 3,000,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 4,470,000 shares of common stock to 268,200,000 shares of common stock.

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

We are an exploration stage mining company engaged in the identification, acquisition and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the identification, acquisition and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada.

Our current operational focus is to conduct exploration activities on our projects in Nevada, known as the Fish Lake Valley, Salt Wells, and Cortez properties.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched salary (also known as a Playa, dry lake, or Salt Pan), which is located in west central Nevada in northern Esmeralda county, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold 80 acre Association Placer claims that cover approximately 6400 acres. Lithium-enriched tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, which could possibly be amenable to the extraction by evaporative methods. Additionally evaporative brine mining is environmentally benign, and is achieved with a minimal carbon footprint. The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, and Peru. Access is excellent in Fish Lake Valley with all weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the Playa. Power is available approximately 15 kilometers from the property, and the village of Dyer is approximately 20 kilometers to the south, while the town of Tonopah Nevada is approximately 75 kilometers to the East. The company has completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the Fall of 2010. The company plans to drill this property later on in the summer of 2011 . The property is held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium has agreed to issue the vendors $350,000 worth of common stock of the company in eight regular disbursements, the last of which is slated to occur on March 31st 2011. To date all disbursements have been made of stock worth a total of $350,000, and the company is awaiting assignment of its 100% interest in the claims.

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

Exploratory sediment sampling of the playa was conducted in the summer and fall of 2009 and 83% of the samples taken within the claim area have returned anomalous values in lithium, with the highest value being in the order of 750 ppm Li. In 2010 continued geochemical work, and geophysical studies were performed on the property, and a brine sampling program is currently underway there.

The strong lithium values coupled with proximity to a geothermal field and Quaternary faulting indicate that conditions may be favorable for the formation of a subsurface lithium brine reservoir similar to that currently being exploited at Silver Peak in Esmeralda County, Nevada.

The company has recently received approval of its drill permit application from the BLM in Carson City, and it is the company's intention to drill on the property this summer.

CORTEZ PROPERTY

Our company staked a block of approximately 4960 acres in the fall of 2009 on this playa situated in Lander County Nevada. The property is situated about 7 miles to the south of Barrick Gold's Cortez Hills mine, and is approximately 47 miles to the southeast of Battle Mountain, the county seat. The prospect is on the edge of the Caetano trough, where a thick sequence of tertiary volcanic rocks with elevated lithium values have accumulated. Past sampling has indicated that the sediments in the playa are almost ubiquitously enriched in lithium, with values typically in the 2 - 400 ppm million range. The property is easily accessed by gravel roads, and power is available on the eastern side of the playa.

Our company conducted geochemical, and geophysical surveys on the property in 2009, and 2010 and are planning to drill this property in the summer of 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

We had a net loss of $68,746 for the quarter ended March 31, 2011, which was $36,891 less than the net loss of $105,637 for the quarter ended March 31, 2010. The significant change in our results over the two periods is primarily the result of a decrease in investor relation costs.

The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended March 31, 2011 and 2010:

                                                                                   Change Between
                                                                                     Three Month
                                                                                    Period Ended
                                      Three Months           Three Months          March 31, 2011
                                         Ended                  Ended                   and
                                        March 31,              March 31,              March 31,
                                          2011                   2010                   2010
                                      ------------           ------------           ------------
Revenue                               $        Nil           $        Nil           $        Nil
Professional fees                            1,814                  7,463                112,430
Amortization                                   250                    250                  1,754
Exploration expenses                        39,410                 35,688                288,395
Consulting expenses                             --                     --                178,744
Insurance expense                            3,860                     --                  7,163
Investor relations                          13,835                 38,655                124,422
Interest expense                                --                  4,069                 10,451
Management fees                                 --                  9,200                 53,800
Stock option compensation                       --                     --                244,045
Transfer agent and filing fees               2,342                    602                 24,701
Travel                                       6,092                  2,199                 32,615
Website development costs                       --                    Nil                  3,912
Write-down of website costs                     --                    Nil                 12,000
Write-down of mineral properties                --                     --                 15,396
General and administrative                   1,557                  7,511                 52,304
                                      ------------           ------------           ------------
Net loss from operations              $    (69,160)          $   (105,637)          $ (1,162,132)
                                      ============           ============           ============

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2011, reflects assets of $1,960,359. We had cash in the amount of $1,326,273 and a working capital in the amount of $1,334,369 as of March 31, 2011. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

                                              At                      At
                                        March 31, 2011          March 31, 2010
                                        --------------          --------------
Current assets                            $1,377,360              $2,168,627
Current liabilities                           42,991                 220,616
                                          ----------              ----------
Working capital                           $1,334,369              $2,161,612
                                          ==========              ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                     2011               2010
                                                  ----------         ----------
Net cash (used in) operating activities           $  (60,928)        $ (134,793)
Net Cash (used in) investing activities              (11,557)           (58,658)
Net cash provided by financing activities                 --          1,994,552
                                                  ----------         ----------
Net increase (decrease) in cash during period     $  (72,485)        $1,801,101
                                                  ==========         ==========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the three months ended March 31, 2011 was $60,928 a decrease of $73,865 from the $134,793 net cash outflow during the three months ended March 31, 2010.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of Lithium Properties.

Cash used in investing activities during the three months ended March 31, 2011 was $11,557, which was a decrease of $47,101 from the $58,658 of cash used investing activities during the three months ended March 31, 2010. This decrease in the cash used in investing activities was primarily due to less funds spent to acquire mineral property interests.

FINANCING ACTIVITIES

Cash from financing activities during the three months ended March 31, 2011 was $nil, which was a decrease of $1,994,522 from the $1,994,552 of cash from financing activities during the three months ended March 31, 2010. This decrease in the cash from financing activities was primarily due to the Company completing an equity financing during the previous period.

We estimate that we will spend approximately $350,000 on general and administrative expenses, $675,000 on exploration and $20,000 on travel over the next 12 months.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

               General, Administrative Expenses          $100,000
               Exploration Expenses                       250,000
                                                         --------
               TOTAL                                     $350,000
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

Cash on hand as of March 31, 2011 was $1,326,273.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

As of March 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------

(3)           ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007).

3.2 Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007).

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009).

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009).

(4)           INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES

4.1 2009 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2009).

(10)          MATERIAL CONTRACTS

10.1 Share Exchange Agreement dated October 9, 2009, between our company, Nevada Lithium Corporation and the selling shareholders of Nevada Lithium Corporation (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009).

10.2 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation, Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman. (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009).

10.3 Lease Agreement dated March 16, 2009 between Nevada Lithium Corporation and Cerro Rico Ventures LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009).

(21)          SUBSIDIARIES OF THE REGISTRANT

21.1          Nevada Lithium Corporation

(31)          RULE 13A-14 (D)/15D-14D) CERTIFICATIONS

31.1* Section 302 Certification by the Principal Executive Officer and Principal Financial Officer.

(32)          SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification by the Principal Executive Officer and Principal Financial Officer.

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LITHIUM CORPORATION
                                  (Registrant)


Dated: May 19, 2011            /s/ Tom Lewis
                               -------------------------------------------------
                               Tom Lewis
                               President, Treasurer, Secretary and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)