Form 10-Q
period 2011-06-30
Lithium Corp
filed 2011-08-15
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ___________.

                        Commission File Number 000-54332


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0530295
 (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

200 S Virginia Street - 8th Floor Reno, Nevada                     89501
  (Address of principal executive offices)                       (Zip Code)

                                  775.398.3047
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 63,661,408 common shares issued and outstanding as of August 10, 2011.

                               LITHIUM CORPORATION

                                 FORM 10-Q INDEX

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

Item 4T. Controls and Procedures                                              25

PART II - OTHER INFORMATION                                                   26

Item 1.  Legal Proceedings                                                    26

Item 1A. Risk Factors                                                         26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  [Removed and Reserved]                                               26

Item 5.  Other Information                                                    26

Item 6.  Exhibits                                                             27

SIGNATURES                                                                    28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets

                                                                                 June 30,           December 31,
                                                                                   2011                 2010
                                                                                ----------           ----------
                                                                               (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          $1,250,179           $1,398,758
  Prepaid expenses                                                                  70,106               62,900
                                                                                ----------           ----------
      TOTAL CURRENT ASSETS                                                       1,320,285            1,461,658
                                                                                ----------           ----------
Other Assets
  Computer equipment, net of amortization                                               --                  498
  Mineral properties                                                               628,788              527,445
                                                                                ----------           ----------
      TOTAL OTHER ASSETS                                                           628,788              527,943
                                                                                ----------           ----------

      TOTAL ASSETS                                                              $1,949,073           $1,989,601
                                                                                ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $   20,931           $   41,887
  Due to directors, net                                                              5,350                5,350
                                                                                ----------           ----------
      TOTAL CURRENT LIABILITIES                                                     26,281               47,237
                                                                                ----------           ----------
      TOTAL LIABILITIES                                                             26,281               47,237
                                                                                ----------           ----------
Commitments and contingencies                                                           --                   --

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   63,661,408 common shares issued and outstanding (2010 - 62,917,288)              63,662               62,918
  Additional paid in capital                                                     1,647,300            1,476,544
  Additional paid in capital - options                                             244,045              244,045
  Additional paid in capital - warrants                                          1,252,243            1,252,243
  Deficit accumulated during the exploration stage                              (1,284,458)          (1,093,386)
                                                                                ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                                 1,922,792            1,942,364
                                                                                ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,949,073           $1,989,601
                                                                                ==========           ==========


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (unaudited)
            For the Three and Six Months Ended June 30, 2011 and 2010
       For the Period from January 30, 2007 (Inception) to June 30, 2011

                                                                                                           From
                                                                                                     January 30, 2007
                                       Three Months     Three Months    Six Months      Six Months      (Inception)
                                          Ended            Ended          Ended           Ended             to
                                         June 30,         June 30,       June 30,        June 30,        June 30,
                                           2011            2010            2011            2010            2011
                                       ------------    ------------    ------------    ------------    ------------
REVENUE                                $         --    $         --    $         --    $         --    $         --
                                       ------------    ------------    ------------    ------------    ------------
EXPENSES
  Professional fees                           8,435          29,961          10,249          37,424         120,865
  Amortization                                  248             250             498             500           2,002
  Exploration expenses                       49,498          35,055          88,908          70,743         337,893
  Consulting fees                            28,162         175,000          28,162         175,000         206,906
  Insurance expense                           3,914              --           7,774              --          11,077
  Investor relations                         20,549          17,580          34,384          56,235         144,971
  Interest expense                               --           1,183              --           5,252          10,451
  Management fees                                --          32,600              --          41,800          53,800
  Transfer agent and filing fees              2,853           2,590           5,195           3,192          27,554
  Travel                                      4,913           9,556          11,005          11,755          37,528
  Stock option compensation                      --              --              --              --         244,045
  Website development costs                      --              --              --              --           3,912
  Write-down of website costs                    --              --              --              --          12,000
  Write-down of mineral properties               --              --              --              --          15,396
  General and administrative                  4,017           5,277           5,574          13,031          56,321
                                       ------------    ------------    ------------    ------------    ------------
TOTAL EXPENSES                              122,589         309,052         191,749         414,689       1,284,721
                                       ------------    ------------    ------------    ------------    ------------
LOSS BEFORE FROM OPERATIONS                (122,589)       (309,052)       (191,749)       (414,689)     (1,284,721)

OTHER ITEM
  Interest income                               263              --             677              --             263
                                       ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                 (122,326)       (309,052)       (191,072)       (414,689)     (1,284,458)

PROVISION FOR INCOME TAXES                       --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                               $   (122,326)   $   (309,052)   $   (191,072)   $   (414,689)   $ (1,284,458)
                                       ============    ============    ============    ============    ============

NET LOSS PER SHARE: BASIC AND DILUTED  $        nil    $        nil    $        nil    $      (0.01)
                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED          63,337,360      62,603,844      63,175,138      61,683,402
                                       ============    ============    ============    ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (unaudited)
       For the Period from January 30, 2007 (Inception) to June 30, 2011

                                                                                                       Deficit
                                                                         Additional     Additional   Accumulated
                                      Common Stock          Additional    Paid in        Paid in     during the
                                  --------------------       Paid in      Capital -      Capital -   Exploration
                                  Shares        Amount       Capital      Warrants       Options        Stage         Total
                                  ------        ------       -------      --------       -------        -----         -----
Balance, January 30, 2007
 (date of inception)                    --   $      --    $       --    $       --     $     --    $        --     $       --

Shares issued to founder on
 January 30, 2007 @ $0.001
 per share (par value $0.001
 per share)                     240,000,000     240,000      (220,000)           --           --             --         20,000
Net loss for the period ended
 December 31, 2007                       --          --            --            --           --        (23,448)       (23,448)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------
Balance, December 31, 2007      240,000,000     240,000      (220,000)           --           --        (23,448)        (3,448)

Common stock issued for cash
 @ $0.10 per share               28,200,000      28,200        18,800            --           --             --         47,000
Net loss for the year ended
 December 31, 2008                       --          --            --            --           --        (26,868)       (26,868)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------

Balance, December 31, 2008      268,200,000     268,200      (201,200)           --           --        (50,316)        16,684

Shares issued in conjunction
 with merger                     12,350,000      12,350       537,355            --           --             --        549,705
Shares cancelled               (220,000,000)   (220,000)      220,000            --           --             --             --
Net loss for the year ended
 December 31, 2009                       --          --            --            --           --       (190,414)      (190,414)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------
Balance, December 31, 2009       60,550,000      60,550       556,155            --           --       (240,730)       375,975

Shares issued with respect to
 Fish Lake                          367,288         368       174,632            --           --             --        175,000
Common stock issued for cash
 @ $1.00 per share                2,000,000       2,000       745,757     1,252,243           --             --      2,000,000
Stock options issued                     --          --            --            --      244,045             --        244,045
Net loss for the year ended
 December 31, 2010                       --          --            --            --           --       (852,656)      (852,656)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------
Balance, December 31, 2010       62,917,288      62,918     1,476,544     1,252,243      244,045     (1,093,386)     1,942,364

Shares issued with respect to
 Fish Lake                          394,120         394        87,106            --           --             --         87,500
Options exercised                   350,000         350        83,650            --           --             --         84,000
Net loss for the period ended
 June 30, 2011                           --          --            --            --           --       (191,072)      (191,072)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------

Balance, June 30, 2011           63,661,408   $  63,662    $1,647,300    $1,252,243     $244,045    $(1,284,458)    $1,922,792
                               ============   =========    ==========    ==========     ========    ===========     ==========


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
                 For the Six Months Ended June 30, 2011 and 2010
        For the Period from January 30, 2007 (Inception) to June 30, 2011


                                                                                                          From
                                                                Six Months          Six Months      January 30, 2007
                                                                  Ended               Ended          (Inception) to
                                                                 June 30,            June 30,           June 30,
                                                                   2011                2010               2011
                                                               ------------        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                      $   (191,072)       $   (414,689)      $ (1,284,458)
  Adjustment for non-cash items:
    Write-down of software development                                   --                  --             12,000
    Write-down of mineral properties                                     --                  --             15,396
    Stock option compensation expense                                    --                  --            244,045
    Amortization                                                        498                 500              2,002
  Changes in assets and liabilities:
    (Increase) Decrease in prepaid expenses                          (7,206)             22,665            (70,106)
    Increase (decrease) in accounts payable
     and accrued liabilities                                        (20,956)            (80,818)            20,931
                                                               ------------        ------------       ------------
           CASH USED IN OPERATING ACTIVITIES                       (218,736)           (472,342)        (1,060,190)
                                                               ------------        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                  --                  --             (2,002)
  Purchase of software development                                       --                  --            (12,000)
  Interest in mineral properties                                    (13,843)           (144,990)          (381,684)
                                                               ------------        ------------       ------------
           CASH USED IN INVESTING ACTIVITIES                        (13,843)           (144,990)          (395,686)
                                                               ------------        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment) of loan payable                              --            (169,463)                --
  Proceeds from (repayment to) director                                  --                (884)             5,350
  Proceeds from sale of stock                                        84,000           2,087,500          2,700,705
                                                               ------------        ------------       ------------
           CASH PROVIDED BY FINANCING ACTIVITIES                     84,000           1,917,153          2,706,055
                                                               ------------        ------------       ------------
Increase in cash                                                   (148,579)          1,299,821          1,250,179
Cash, beginning of period                                         1,398,758             360,511                 --
                                                               ------------        ------------       ------------

Cash, end of period                                            $  1,250,179        $  1,660,332       $  1,250,179
                                                               ============        ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $         --        $      5,252       $     10,451
                                                               ============        ============       ============
  Cash paid for income taxes                                   $         --        $         --       $         --
                                                               ============        ============       ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Common stock issued for mineral properties                   $     87,500        $     87,500       $    262,500
                                                               ============        ============       ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lithium  Corporation  (formerly Utalk  Communications  Inc.) was incorporated on
January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

Nevada Lithium Corporation was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corporation. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corporation. By agreement dated October 09, 2009 Nevada Lithium Corporation and Lithium Corporation amalgamated as Lithium Corporation. Lithium Corporation is engaged in the acquisition and development of certain lithium interests in the state of Nevada, and is currently in the exploration stage. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

The accompanying unaudited interim financial statements of Lithium Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lithium Corp.'s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011


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

NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $1,284,458 as of June 30, 2011. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                             June 30,        December 31,
                                              2011              2010
                                            --------          --------
            Professional fees               $  6,225          $ 10,275
            Exploration costs                 22,000            34,352
            Bonds                             36,756            12,975
            Rent                                 536               298
            Insurance                          4,589                --
            Consulting                            --             5,000
                                            --------          --------

            Total prepaid expenses          $  70,106         $ 62,900
                                            ========          ========

NOTE 4 - COMPUTER EQUIPMENT

                         Cost       Accumulated Amortization      Net Book Value
                         ----       ------------------------      --------------
Computer Equipment      $2,002               $2,002                    $ --

Depreciation in the six months ended June 30, 2011 was $498.

NOTE 5 - MINERAL PROPERTIES

FISH LAKE PROPERTY

The Company has purchased a 100% interest in the Fish Lake property by making staged payments of $350,000 worth of common stock. Title to the pertinent claims was transferred to the Company through quit claim deed dated June 01st 2011, and this quitclaim was recorded at the county level on August 03rd 2011, and at the BLM on August 04th 2011. Quarterly stock disbursements were made on the following schedule:

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011


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

On April 10, 2011, the Company issued 230,264 shares of its common stock as part of the Fish Lake Property acquisition.

On April 28, 2011, the Company issued 150,000 shares of its common stock as part of a stock option exercise.

On May 5, 2011, the Company issued 200,000 shares of its common stock as part of a stock option exercise.

There were 63,661,408 shares of common stock issued and outstanding as of June 30, 2011.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011


NOTE 6 - CAPITAL STOCK (CONTINUED)

WARRANTS

                                                                  Outstanding at
Issue Date           Number       Price       Expiry Date          June 30, 2011
----------           ------       -----       -----------          -------------
March 24, 2011     2,000,000      $1.35      March 24, 2013          2,000,000

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
     Expected life of options                      5 years

                                 Weighted        Total
                                 Average        Weighted
                 Total          Remaining       Average
Exercise        Options           Life          Exercise          Options
 Prices       Outstanding        (Years)         Price          Exercisable
 ------       -----------        -------         -----          -----------
$0.28           500,000           4.75           $0.28            500,000
$0.24           450,000           4.75           $0.24            450,000

Total stock-based compensation for the year - ended December 31, 2010 was $244,045.

The following table summarizes the stock options outstanding at June 30, 2011:

                                                                  Outstanding at
Issue Date            Number      Price       Expiry Date          June 30, 2011
----------            ------      -----       -----------          -------------
September 23, 2010   500,000      $0.28     September 23, 2011        500,000
September 23, 2010   450,000      $0.24     September 23, 2011        450,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2011


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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2011 and December 31, 2010 are as follows:

                                                  June 30,         December 31,
                                                   2011               2010
                                                 --------           --------
 Deferred tax asset attributable to:
   Net operating losses carried forward          $282,581           $240,545
   Valuation allowance                           (282,581)          (240,545)
                                                 --------           --------

 Total net deferred tax asset                    $     --           $     --
                                                 ========           ========


Lithium follows  Statement of Financial  Accounting  Standards  Number 109 (SFAS
109) (ASC 740-10), "Accounting for Income Taxes." SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $282,581 at June 30, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely not be realized.

At June 30, 2011, the Company had net operating loss carry-forwards amounting to approximately $1,284,458 that expire in various amounts through 2030 in the U.S.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2011 and through July 25, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

Also effective September 30, 2009, we changed our name from "Utalk Communications, Inc." to "Lithium Corporation", by way of a merger with our wholly owned subsidiary Lithium Corporation, which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 1, 2009 under the stock symbol "LTUM". Our CUSIP number is 536804 107.

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

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched salary (also known as a Playa, dry lake, or Salt Pan), which is located in west central Nevada in northern Esmeralda county, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold 80 acre Association Placer claims that cover approximately 7,360 acres. Lithium-enriched tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, which could possibly be amenable to the extraction by evaporative methods. The geological setting at Fish Lake Valley is highly analogous to the salar at the nearby Clayton Valley where Chemetall has their Silver Peak lithium brine operation. Access is excellent in Fish Lake Valley with all weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the Playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 13 miles to the south, while the town of Tonopah Nevada is approximately 50 miles to the East. Our company has completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the Fall of 2010. Brine sampling during the spring of 2011 has outlined a boron/lithium/potassium anomaly that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L, with boron ranging from 1,500 to 2,670 mg/L, and potassium from 5,400 to 8,400 mg/L. Our company plans to drill this property later on in the summer of 2011. The property was originally held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium had agreed to issue the vendors $350,000 worth of common stock of our company in eight regular disbursements, the last of which occurred on March 31st 2011. To date all disbursements have been made of stock worth a total of $350,000, and our company has transferred claim ownership.

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

Exploratory sediment sampling of the playa was conducted in the summer and fall of 2009 and 83% of the samples taken within the claim area have returned anomalous values in lithium, with the highest value being in the order of 750 ppm Li. In 2010 continued geochemical work, and geophysical studies were performed on the property, and a brine sampling program is currently underway there. Brine sampling in the winter and spring of 2011 delineated an anomaly here which is roughly three quarters of a mile wide by one and a half miles long, with values up to 36.5 mg/L lithium.

The strong lithium values coupled with proximity to a geothermal field and Quaternary faulting indicate that conditions may be favorable for the formation of a subsurface lithium brine reservoir similar to that currently being exploited at Silver Peak in Esmeralda County, Nevada.

Our company recently received approval of its drill permit application from the BLM in Carson City, and commenced drilling the beginning of June. Ground conditions were too wet, and it was decided to terminate the program after only four drill holes. Currently our company is conducting a gravity geophysical survey on the property, and the drill program is slated to resume in early August.

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

Our company conducted geochemical, and geophysical surveys on the property in 2009, and 2010 and conducted a brief direct push drill program on it commencing in early July 2011. During the course of the program our company drilled 3,355 feet, in 29 different drill holes. Due to the nature of direct push drilling usually only a single sample can be taken from each boring, so several borings may be made at a single site. The deepest hole drilled was in the order of 225 feet subsurface, and sampling depths ranged from 50 to 195 feet subsurface during the program. The average sample depth was approximately 98 feet subsurface. Drilling at Cortez outlined an elongate brine anomaly which measures
0.6875 miles wide by 1.5 miles long. Brines have now been recovered in this area from depths ranging from the immediate subsurface to 195 feet deep. All samples have been submitted to Inspectorate Corporation's lab in Reno, Nevada.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2010

We had a net loss of $122,326 for the three month period ended June 30, 2011, which was $186,726 less than the net loss of $309,052 for the three month period ended June 30, 2010. The significant change in our results over the two periods is primarily the result of decrease in consulting, professional and management fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2011 and 2010:

                                                              Change Between
                                                            Three Month Period
                                 Three Months  Three Months       Ended
                                    Ended         Ended      June 30, 2011 and
                                   June 30,      June 30,        June 30,
                                     2011          2010            2010
                                   --------      --------        --------
Revenue                            $    Nil      $    Nil        $    Nil
Professional fees                     8,435        29,961         (21,526)
Amortization                            248           250              (2)
Exploration expenses                 49,498        35,055          14,443
Consulting expenses                  28,162       175,000        (146,838)
Investor relations                   20,549        17,580           2,969
Interest                                 --         1,183          (1,183)
Insurance                             3,914            --           3,914
Management fees                          --        32,600         (32,600)
Transfer agent and filing fees        2,853         2,590             263
Travel                                4,913         9,556          (4,643)
General and administrative            4,017         5,277          (1,260)
Interest income                        (263)           --            (263)
                                   --------      --------        --------

Net loss                           $122,326      $309,052        $186,726
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

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

We had a net loss of $191,072 for the six month period ended June 30, 2011, which was $223,617 less than the net loss of $414,689 for the six month period ended June 30, 2010. The significant change in our results over the two periods is primarily the result of decrease in consulting, professional and management fees.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2011 and 2010:

                                                               Change Between
                                                              Six Month Period
                                 Six Months     Six Months         Ended
                                   Ended          Ended      June 30, 2011 and
                                  June 30,       June 30,         June 30,
                                    2011           2010             2010
                                 ----------     ----------       ----------
Revenue                          $      Nil     $      Nil       $      Nil
Professional fees                    10,249         37,424          (27,175)
Amortization                            498            500               (2)
Exploration expenses                 88,908         70,743           18,165
Consulting expenses                  28,162        175,000         (146,838)
Investor relations                   34,384         56,235          (21,851)
Interest                                Nil          5,252           (5,252)
Management fees                         Nil         41,800          (41,800)
Transfer agent and filing fees        5,195          3,192            2,003
Travel                               11,005         11,755             (750)
General and administrative            5,574         13,031           (7,457)
Interest income                        (677)            --             (677)
                                 ----------     ----------       ----------

Net loss                         $  191,072     $  414,689       $  223,617
                                 ==========     ==========       ==========


Liquidity and Capital Resources

Our balance sheet as of June 30, 2011, reflects assets of $1,949,073. We had cash in the amount of $1,250,179 and a working capital in the amount of $1,294,004 as of June 30, 2011. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

                                               At                    At
                                         June 30, 2011         December 31, 2010
                                         -------------         -----------------
     Current assets                        $1,320,285             $1,461,658
     Current liabilities                       26,281                 47,237
                                           ----------             ----------

     Working capital                       $1,294,004             $1,414,421
                                           ==========             ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                       Six Months Ended
                                                           June 30,
                                                    2011              2010
                                                    ----              ----
Net cash (used in) operating activities         $ (218,736)         (472,342)
Net Cash (used in) investing activities            (13,843)         (144,990
Net cash provided by financing activities           84,000         1,917,153
Net increase (decrease) in cash during period   $ (148,579)        1,299,821

OPERATING ACTIVITIES

Net cash flow used in operating activities during the six months ended June 30, 2011 was $218,736 a decrease of $83,943 from the $472,342 net cash outflow during the six months ended June 30, 2010.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of our company's properties.

Cash used in investing activities during the six months ended June 30, 2011 was $13,843, which was a decrease of $131,147 from the $144,990 of cash used investing activities during the six months ended June 30, 2010. This decrease in the cash used in investing activities was primarily due to less cash used to secure the mineral property.

FINANCING ACTIVITIES

Cash from financing activities during the six months ended June 30, 2011 was $84,000, which was a decrease of $1,833,153 from the $1,917,153 of cash from financing activities during the six months ended June 30, 2010. This decrease in the cash from financing activities was primarily due to the Company completing a private placement in the previous period whereas the current period's sole financing activity was funds raised through the exercise of options.

We estimate that we will spend approximately $350,000 on general and administrative expenses, $375,000 on exploration and $50,000 on travel over the next 12 months.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

             ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS
             --------------------------------------------------------
               General, Administrative Expenses          $350,000
               Exploration Expenses                       375,000
               Travel                                      50,000
                                                         --------

               TOTAL                                     $775,000
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

Cash on hand as of June 30, 2011 was $1,250,179.

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

The accompanying unaudited interim financial statements of Lithium Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lithium Corp.'s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

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

As of June 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        LITHIUM CORPORATION
                                        (Registrant)


Dated: August 11, 2011                  /s/ Tom Lewis
                                        ----------------------------------------
                                        Tom Lewis
                                        President, Treasurer, Secretary and
                                        Director (Principal Executive Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer)