Form 10-Q
period 2011-09-30
Lithium Corp
filed 2011-11-21
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ___________.

                        Commission File Number 000-54332

                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0530295
 (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

10597 Double R Blvd. Suite 2, Reno, Nevada                         89521
  (Address of principal executive offices)                       (Zip Code)

                                  775.410.5287
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 63,661,408 common shares issued and outstanding as of November 14, 2011.

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

Item 4.  Controls and Procedures                                              25

PART II - OTHER INFORMATION                                                   26

Item 1.  Legal Proceedings                                                    26

Item 1A. Risk Factors                                                         26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  [Removed and Reserved]                                               26

Item 5.  Other Information                                                    26

Item 6.  Exhibits                                                             27

SIGNATURES                                                                    28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets

                                                                                September 30,          December 31,
                                                                                    2011                   2010
                                                                                ------------           ------------
                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $  1,092,104           $  1,398,758
  Prepaid expenses                                                                    54,131                 62,900
                                                                                ------------           ------------
      TOTAL CURRENT ASSETS                                                         1,146,235              1,461,658
                                                                                ------------           ------------
OTHER ASSETS
  Computer equipment, net of amortization                                                 --                    498
  Mineral properties                                                                 618,455                527,445
                                                                                ------------           ------------
      TOTAL OTHER ASSETS                                                             618,455                527,943
                                                                                ------------           ------------

      TOTAL ASSETS                                                              $  1,764,690           $  1,989,601
                                                                                ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $     20,369           $     41,887
   Due to directors, net                                                               5,350                  5,350
                                                                                ------------           ------------
      TOTAL CURRENT LIABILITIES                                                       25,719                 47,237
                                                                                ------------           ------------
      TOTAL LIABILITIES                                                               25,719                 47,237
                                                                                ------------           ------------

COMMITMENTS AND CONTINGENCIES                                                             --                     --
                                                                                ------------           ------------

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   63,661,408 common shares issued and outstanding (2010 - 62,917,288)                63,662                 62,918
  Additional paid in capital                                                       1,647,300              1,476,544
  Additional paid in capital - options                                               244,045                244,045
  Additional paid in capital - warrants                                            1,252,243              1,252,243
  Deficit accumulated during the exploration stage                                (1,468,279)            (1,093,386)
                                                                                ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                                   1,738,971              1,942,364
                                                                                ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  1,764,690           $  1,989,601
                                                                                ============           ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (unaudited)

                                                                                                                      From
                                               Three Months     Three Months     Nine Months      Nine Months   January 30, 2007
                                                  Ended            Ended            Ended            Ended       (Inception) to
                                               September 30,    September 30,    September 30,    September 30,   September 30,
                                                   2011             2010            2011              2010            2011
                                               ------------     ------------     ------------     ------------    ------------
REVENUE                                        $         --     $         --     $         --     $         --    $         --
                                               ------------     ------------     ------------     ------------    ------------
EXPENSES
  Professional fees                                   5,359            6,308           15,608           43,732         126,224
  Amortization                                           --              250              498              750           2,002
  Exploration expenses                              102,851           42,110          191,759          112,853         440,744
  Consulting fees                                     6,258            3,744           34,420          178,744         213,164
  Insurance expense                                   3,913               --           11,687               --          14,990
  Investor relations                                 15,302           23,121           49,686           79,356         160,273
  Interest expense                                       --               --               --            4,677          10,451
  Management fees                                        --               --               --           41,800          53,800
  Transfer agent and filing fees                      4,321            1,636            9,516            4,828          31,875
  Travel                                              4,315            6,647           15,320           18,402          41,843
  Stock option compensation                              --          244,045               --          244,045         244,045
  Website development costs                              --               --               --               --           3,912
  Write-down of website costs                            --               --               --               --          12,000
  Write-down of mineral properties                   37,033           15,396           37,033           15,396          52,426
  General and administrative                          4,700            1,830           10,274           14,618          61,021
                                               ------------     ------------     ------------     ------------    ------------
TOTAL EXPENSES                                      184,052          345,087          375,801          759,201       1,468,733
                                               ------------     ------------     ------------     ------------    ------------

LOSS BEFORE FROM OPERATIONS                        (184,052)        (345,087)        (375,801)        (759,201)     (1,468,733)

OTHER ITEM:
  Interest income                                       231              575              908               --             494
                                               ------------     ------------     ------------     ------------    ------------
INCOME BEFORE INCOME TAXES                         (183,821)        (344,512)        (374,893)        (759,201)     (1,468,279)

PROVISION FOR INCOME TAXES                               --               --               --               --              --
                                               ------------     ------------     ------------     ------------    ------------

NET LOSS                                       $   (183,821)    $   (344,512)    $   (374,893)    $   (759,201)   $ (1,468,279)
                                               ============     ============     ============     ============    ============

NET LOSS PER SHARE: BASIC AND DILUTED          $        nil     $      (0.01)    $      (0.01)    $      (0.01)
                                               ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                               63,311,408       62,603,484       63,221,060       61,993,466
                                               ============     ============     ============     ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (unaudited)

                                                                                                       Deficit
                                                                         Additional     Additional   Accumulated
                                      Common Stock          Additional    Paid in        Paid in     during the
                                  --------------------       Paid in      Capital -      Capital -   Exploration
                                  Shares        Amount       Capital      Warrants       Options        Stage         Total
                                  ------        ------       -------      --------       -------        -----         -----
Balance, January 30, 2007
 (date of inception)                    --   $      --    $       --    $       --     $     --    $        --     $       --

Shares issued to founder on
 January 30, 2007 @ $0.001
 per share (par value $0.001
 per share)                     240,000,000     240,000      (220,000)           --           --             --         20,000
Net loss for the period ended
 December 31, 2007                       --          --            --            --           --        (23,448)       (23,448)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------
Balance, December 31, 2007      240,000,000     240,000      (220,000)           --           --        (23,448)        (3,448)

Common stock issued for cash
 @ $0.10 per share               28,200,000      28,200        18,800            --           --             --         47,000
Net loss for the year ended
 December 31, 2008                       --          --            --            --           --        (26,868)       (26,868)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------
Balance, December 31, 2008      268,200,000     268,200      (201,200)           --           --        (50,316)        16,684

Shares issued in conjunction
 with merger                     12,350,000      12,350       537,355            --           --             --        549,705
Shares cancelled               (220,000,000)   (220,000)      220,000            --           --             --             --
Net loss for the year ended
 December 31, 2009                       --          --            --            --           --       (190,414)      (190,414)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------
Balance, December 31, 2009       60,550,000      60,550       556,155            --           --       (240,730)       375,975

Shares issued with respect to
 Fish Lake                          367,288         368       174,632            --           --             --        175,000
Common stock issued for cash
 @ $1.00 per share                2,000,000       2,000       745,757     1,252,243           --             --      2,000,000
Stock options issued                     --          --            --            --      244,045             --        244,045
Net loss for the year ended
 December 31, 2010                       --          --            --            --           --       (852,656)      (852,656)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------
Balance, December 31, 2010       62,917,288      62,918     1,476,544     1,252,243      244,045     (1,093,386)     1,942,364

Shares issued with respect to
 Fish Lake                          394,120         394        87,106            --           --             --         87,500
Options exercised                   350,000         350        83,650            --           --             --         84,000
Net loss for the period ended
September 30, 2011                       --          --            --            --           --       (374,893)      (374,893)
                               ------------   ---------    ----------    ----------     --------    -----------     ----------

Balance, September 30, 2011      63,661,408   $  63,662    $1,647,300    $1,252,243     $244,045    $(1,468,279)    $1,738,971
                               ============   =========    ==========    ==========     ========    ===========     ==========


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (unaudited)

                                                                                                                 From
                                                                        Nine Months        Nine Months     January 30, 2007
                                                                           Ended             Ended          (Inception) to
                                                                       September 30,      September 30,      September 30,
                                                                           2011               2010               2011
                                                                       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                              $   (374,893)      $   (759,201)      $ (1,468,279)
  Adjustment for non-cash items:
    Write-down of software development                                           --                 --             12,000
    Write-down of mineral properties                                         37,033             15,396             52,426
    Stock option compensation expense                                            --            244,045            244,045
    Amortization                                                                498                750              2,002
  Changes in assets and liabilities:
    (Increase) Decrease in prepaid expenses                                   8,769             24,855            (54,131)
    Increase (decrease) in accounts payable and accrued liabilities         (21,518)           (59,895)            20,369
                                                                       ------------       ------------       ------------
           CASH USED IN OPERATING ACTIVITIES                               (350,111)          (534,050)        (1,191,565)
                                                                       ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                          --                 --             (2,002)
  Purchase of software development                                               --                 --            (12,000)
  Interest in mineral properties                                            (40,543)          (234,892)          (408,384)
                                                                       ------------       ------------       ------------
           CASH USED IN INVESTING ACTIVITIES                                (40,543)          (234,892)          (422,386)
                                                                       ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment) of loan payable                                      --           (169,463)                --
  Proceeds from (repayment to) director                                          --               (884)             5,350
  Proceeds from sale of stock                                                84,000          2,131,250          2,700,705
                                                                       ------------       ------------       ------------
           CASH PROVIDED BY FINANCING ACTIVITIES                             84,000          1,960,903          2,706,055
                                                                       ------------       ------------       ------------

Increase in cash                                                           (306,654)         1,191,961          1,092,104
Cash, beginning of period                                                 1,398,758            360,511                 --
                                                                       ------------       ------------       ------------

Cash, end of period                                                    $  1,092,104       $  1,552,472       $  1,092,104
                                                                       ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                               $         --       $         --       $     10,451
                                                                       ============       ============       ============
  Cash paid for income taxes                                           $         --       $         --       $         --
                                                                       ============       ============       ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
  Common stock issued for mineral properties                           $     87,500       $    131,250       $    262,500
                                                                       ============       ============       ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2011


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2011


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2011


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2011


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

NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $1,468,279 as of September 30, 2011. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                          September 30,      December 31,
                                              2011              2010
                                            --------          --------
            Professional fees               $  5,190          $ 10,275
            Exploration costs                  9,000            34,352
            Bonds                             36,756            12,975
            Rent                                 798               298
            Insurance                            654                --
            Office                             1,733                --
            Consulting                            --             5,000
                                            --------          --------

            Total prepaid expenses          $ 54,131          $ 62,900
                                            ========          ========

NOTE 4 - COMPUTER EQUIPMENT

                                              Accumulated          Net Book
                             Cost            Amortization            Value
                             ----            ------------            -----
Computer Equipment          $2,002              $2,002                $--
                            ======              ======                ===

Depreciation in the nine months ended September 30, 2011 was $498.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2011


NOTE 5 - MINERAL PROPERTIES

FISH LAKE PROPERTY

The Company has purchased a 100% interest in the Fish Lake property by making staged payments of $350,000 worth of common stock. Title to the pertinent claims was transferred to the Company through quit claim deed dated June 01st 2011, and this quitclaim was recorded at the county level on August 03rd 2011, and at the BLM on August 4th 2011. Quarterly stock disbursements were made on the following schedule:

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

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

     Name                  Claims (Area in Acres)         Amount
     ----                  ----------------------         ------
     Salt Wells                156 (12,480)               $74,451
     Other                                                $20,675

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2011


NOTE 6 - CAPITAL STOCK (CONTINUED)

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

There were 63,661,408 shares of common stock issued and outstanding as of September 30, 2011.

WARRANTS
                                                                Outstanding at
Issue Date          Number       Price        Expiry Date     September 30, 2011
----------          ------       -----        -----------     ------------------
March 24, 2011    2,000,000      $1.35       March 24, 2013       2,000,000

The warrants were valued using the black scholes option pricing model using the following assumptions: term of 1 and years, dividend yield of 0%, risk free interest rates of 0.03% and 1.60%% and volatility of 110%. The fair value of the warrants was adjusted against additional paid in capital.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2011


NOTE 6 - CAPITAL STOCK (CONTINUED)

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
                  Expected life of options             5 years


                               Weighted
                  Total        Average            Total
Exercise         Options      Remaining       Weighted Average         Options
Prices        Outstanding    Life (Years)      Exercise Price        Exercisable
------        -----------    ------------      --------------        -----------
$0.28           500,000          4.75             $0.28                500,000
$0.24           450,000          4.75             $0.24                450,000

Total stock-based compensation for the year- ended December 31, 2010 was $244,045.

The following table summarizes the stock options outstanding at September 30, 2011:

                                                                Outstanding at
Issue Date           Number       Price        Expiry Date    September 30, 2011
----------           ------       -----        -----------    ------------------
September 23, 2010   500,000      $0.28    September 23, 2015      500,000
September 23, 2010   450,000      $0.24    September 23, 2015      450,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2011


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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at September 30, 2011 and December 31, 2010 are as follows:

                                              September 30,         December 31,
                                                  2011                 2010
                                               ----------           ----------
Deferred tax asset attributable to:
  Net operating losses carried forward         $  323,021           $  240,545
  Valuation allowance                            (323,021)            (240,545)
                                               ----------           ----------

Total net deferred tax asset                   $       --           $       --
                                               ----------           ----------

Lithium follows  Statement of Financial  Accounting  Standards  Number 109 (SFAS
109) (ASC 740-10), "Accounting for Income Taxes." SFAS No. 109 (ASC 740-10) requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $323,021 at September 30, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely not be realized.

At September 30, 2011, the Company had net operating loss carry-forwards amounting to approximately $1,468,279 that expire in various amounts through 2030 in the U.S.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2011 and through November 6, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Effective September 30, 2009, we affected a 1 old for 60 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 3,000,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 4,470,000 shares of common stock to 268,200,000 shares of common stock.

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

Our current operational focus is to conduct exploration activities on our projects in Nevada, known as the Fish Lake Valley, and Salt Wells properties.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched salary (also known as a playa, dry lake, or salt pan), which is located in west central Nevada in northern Esmeralda county, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold 80 acre Association Placer claims that cover approximately 7,360 acres. Lithium-enriched tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, which could possibly be amenable to the extraction by evaporative methods. The geological setting at Fish Lake Valley is highly analogous to the salar at the nearby Clayton Valley where Chemetall has their Silver Peak lithium brine operation. Access is excellent in Fish Lake Valley with all weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the Playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 13 miles to the south, while the town of Tonopah Nevada is approximately 50 miles to the East. Our company has completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the fall of 2010. Brine sampling during the spring of 2011 has outlined a boron/lithium/potassium anomaly that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L, with boron ranging from 1,500 to 2,670 mg/L, and potassium from 5,400 to 8,400 mg/L. Our company had planned to drill this property during the summer/fall of 2011, but it has been uncharacteristically wet there for the past twelve months, and the opportunity to safely drill this property has not presented itself this year, with it being extremely unlikely that conditions will improve during the last couple of months of 2011. The company plans to drill this property as soon as feasible in 2012. The property was originally held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium had agreed to issue the vendors $350,000 worth of common stock of our company in eight regular disbursements, the last of which occurred on March 31, 2011. To date all disbursements have been made of stock worth a total of $350,000, and our company has transferred claim ownership.

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

Exploratory sediment sampling of the playa was conducted in the summer and fall of 2009 and 83% of the samples taken within the claim area have returned anomalous values in lithium, with the highest value being in the order of 750 ppm Li. In 2010 continued geochemical work, and geophysical studies were performed on the property, and a brine sampling program is currently underway there. Brine sampling in the winter and spring of 2011 delineated an anomaly here which is roughly three quarters of a mile wide by one and a half miles long, with values up to 36.5 mg/L lithium. This work was followed up by a gravity geophysical survey during the summer of 2011, which determined that the brine anomaly in this property is proximal to a basin bounding structure.

The strong lithium values coupled with proximity to a geothermal field and quaternary faulting indicate that conditions may be favorable for the formation of a subsurface lithium brine reservoir similar to that currently being exploited at Silver Peak in Esmeralda County, Nevada.

After two failed attempts to drill the property due to wet conditions in spring and summer 2011 the company finally succeeded in completing a 31 site - 3,437 foot direct push drill program in September. In all 46 samples were taken, at varying depths down to 155 feet subsurface. All samples have been submitted to Inspectorate Laboratory in Reno Nevada, and results are pending.

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

Our company conducted geochemical, and geophysical surveys on the property in 2009, and 2010 and conducted a brief direct push drill program on it commencing in early July, 2011. Results from the drill program were not particularly encouraging, and the decision was made to let the claims here lapse on September 01, 2011 so that our company could concentrate its resources on its other prospects, and also the generation of newer potentially better prospects.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

We had a net loss of $183,821 for the three month period ended September 30, 2011, which was $160,691 less than the net loss of $344,512 for the three month period ended September 30, 2010. The significant change in our results over the two periods is primarily the result of no stock options being granted during the period in comparison to 2010.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2011 and 2010:

                                                              Change Between
                                                             Three Month Period
                                                                  Ended
                                Three Months   Three Months  September 30, 2011
                                   Ended          Ended            and
                                September 30,  September 30,   September 30,
                                    2011           2010            2010
                                 ----------     ----------      ----------
Revenue                          $      Nil     $      Nil      $      Nil
Professional fees                     5,359          6,308            (949)
Amortization                            Nil            250            (250)
Exploration expenses                102,851         42,110          60,741
Consulting fees                       6,258          3,744           2,514
Insurance expense                     3,913            Nil           3,913
Investor relations                   15,302         23,121          (7,819)
Interest (income) expense              (231)          (575)            344
Transfer agent and filing fees        4,321          1,636           2,685
Travel                                4,315          6,647          (2,332)
Stock option compensation               Nil        244,045        (244,045)
Write-down of mineral properties     37,033         15,396          21,637
General and administrative            4,700          1,830           2,870
Net loss                         $ (183,821)    $ (344,512)     $ (160,691)


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

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

We had a net loss of $374,893 for the nine month period ended September 30, 2011, which was $384,308 less than the net loss of $759,201 for the nine month period ended September 30, 2010. The significant change in our results over the two periods is primarily the result of no stock options being granted during the period compared to the similar period in 2010 combined with consulting fees and management fees decreasing compared to 2010.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2011 and 2010:

                                                              Change Between
                                                             Nine Month Period
                                                                  Ended
                                 Nine Months    Nine Months  September 30, 2011
                                   Ended          Ended            and
                                September 30,  September 30,   September 30,
                                    2011           2010            2010
                                 ----------     ----------      ----------
Revenue                          $      Nil     $      Nil      $      Nil
Professional fees                    15,608         43,732         (28,124)
Amortization                            498            750            (252)
Exploration expenses                191,759        112,853          78,906
Consulting fees                      34,420        178,744        (144,324)
Insurance expense                    11,687             --          11,687
Investor relations                   49,686         79,356         (29,670)
Interest (income) expense              (908)         4,677          (5,585)
Management fees                          --         41,800         (41,800)
Transfer agent and filing fees        9,516          4,828           4,688
Travel                               15,320         18,402          (3,082)
Stock option compensation                --        244,045        (244,045)
Write-down of mineral properties     37,033         15,396          21,637
General and administrative           10,274         14,861          (4,344)
Net loss                         $ (374,893)   $  (759,201)     $ (384,308)

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2011, reflects assets of $1,764,690. We had cash in the amount of $1,092,104 and a working capital in the amount of $1,120,516 as of September 30, 2011. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                  At                  At
                                             September 30,       December 31,
                                                 2011                2010
                                              ----------          ----------
     Current assets                           $1,146,235          $1,461,658
     Current liabilities                          25,719              47,237
                                              ----------          ----------

     Working capital                          $1,120,516          $1,414,421
                                              ==========          ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                           Nine Months Ended
                                                            September 30,
                                                          2011          2010
                                                       ----------    ----------
Net cash provided by (used in) operating activities    $ (350,111)   $ (534,050)
Net cash provided by (used in) investing activities       (40,543)     (235,877)
Net cash provided by (used in) financing activities        84,000     1,961,888
                                                       ----------    ----------

Net increase (decrease) in cash during period          $ (306,654)   $1,191,961
                                                       ==========    ==========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the nine months ended September 30, 2011 was $350,111 a decrease of $183,939 from the $534,050 net cash outflow during the nine months ended September 30, 2010.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of our company's properties.

Cash used in investing activities during the nine months ended September 30, 2011 was $40,543, which was a decrease of $195,334 from the $235,877 of cash used investing activities during the nine months ended September 30, 2010. This decrease in the cash used in investing activities was primarily due to a less aggressive exploration program during the period.

FINANCING ACTIVITIES

Cash from financing activities during the nine months ended September 30, 2011 was $84,000, which was a decrease of $1,876,903 from the $1,961,888 of cash provided by financing activities during the nine months ended September 30, 2010. This decrease in the cash from financing activities was primarily due to a large financing completed during 2010.

We estimate that we will spend approximately $250,000 on general and administrative expenses, $300,000 on exploration and $50,000 on travel over the next 12 months.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

General, Administrative Expenses                                        $250,000
Exploration Expenses                                                     300,000
Travel                                                                    50,000
                                                                        --------

TOTAL                                                                   $500,000
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

Cash on hand as of September 30, 2011 was $1,092,104.

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

The accompanying unaudited interim financial statements of our company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

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

FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash, accounts payable and accrued liabilities, interest payable, and loans payable. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

VARIABLE INTEREST ENTITIES

In June 2009, the FASB issued changes to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance became effective for our company on February 1, 2010. The adoption of the guidance did not have an impact on our company's consolidated financial statements.

CODIFICATION OF GAAP

In June 2009, the FASB issued guidance to establish the Accounting Standards Codification TM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates ("ASU"). ASUs will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. The guidance became effective for our company for the period ending October 31, 2009. The adoption of the guidance did not have an impact on our company's consolidated financial statements.

SUBSEQUENT EVENTS

On July 31, 2009, our company adopted changes issued by the FASB that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our company has evaluated subsequent events through the date the financial statements were issued.

BUSINESS COMBINATIONS

Our company adopted the changes issued by the FASB that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.

Our company also adopted the changes issued by the FASB which requires assets and liabilities assumed in a business combination that arise from contingencies be recognized on the acquisition date at fair value if it is more likely than not that they meet the definition of an asset or liability; and requires that contingent consideration arrangements of the target assumed by the acquirer be initially measured at fair value. The guidance is effective for our company's acquisitions occurring on or after February 1, 2009.

NON-CONTROLLING INTERESTS

In December 2007, the FASB issued changes to establish accounting and reporting standards for all entities that prepare consolidated financial statements that have outstanding non-controlling interests, sometimes called minority interest. These standards require that ownership interests in subsidiaries held by outside parties be clearly identified, labeled and presented in equity separate from the parent's equity; the amount of net income attributable to the parent and the non-controlling interest be separately presented on the consolidated statement of income; accounting standards applied to changes in a parent's interest be consistently applied; fair value measurement upon deconsolidation of a non-controlling interest be used; and the interests of the non-controlling owners be already identified and distinguished. The adoption of this guidance had no impact on our company's consolidated financial statements.

INTANGIBLE ASSETS

In April 2008, the FASB adopted changes to require companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. The guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets whether acquired before or after the effective date. Our company adopted the guidance on February 1, 2009. The adoption had no impact on our company's consolidated financial statements.

HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

In May 2008, the FASB issued changes to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). The guidance is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU section 411, The Meaning if Present Fairly in Conformity with Generally Accepted Accounting Principles. Management is currently evaluating the guidance and assessing the impact, if any, on our company's consolidated financial statements.

REVENUE RECOGNITION

In September 2009, the FASB issued new revenue recognition guidance on multiple deliverable arrangements. It updates the existing multiple-element revenue arrangements guidance currently included under the Accounting Standards Codification ("ASC") 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. Management is currently evaluating the impact of adopting this guidance on our company's consolidated financial statements.

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

As of September 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                       Description
-----------                       -----------

(3)           ARTICLES OF INCORPORATION AND BYLAWS
3.1           Articles of Incorporation (Incorporated by reference to our
              Registration Statement on Form SB-2 filed on December 21, 2007).
3.2           Bylaws (Incorporated by reference to our Registration Statement on
              Form SB-2 filed on December 21, 2007).
3.3           Articles of Merger (Incorporated by reference to our Current
              Report on Form 8-K filed on October 2, 2009).
3.4           Certificate of Change (Incorporated by reference to our Current
              Report on Form 8-K filed on October 2, 2009).
(4)           INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES
4.1           2009 Stock Option Plan (Incorporated by reference to our Current
              Report on Form 8-K filed on December 30, 2009).
(10)          MATERIAL CONTRACTS
10.1          Share Exchange Agreement dated October 9, 2009, between our company, Nevada Lithium Corporation and the selling shareholders of Nevada Lithium Corporation (Incorporated by reference to our
              Current Report on Form 8-K filed on October 26, 2009).
10.2          Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium
              Corporation, Nevada Mining Co., Inc., Robert Craig, Barbara Craig
              and Elizabeth Dickman. (Incorporated by reference to our Current
              Report on Form 8-K filed on October 26, 2009).
10.3          Lease Agreement dated March 16, 2009 between Nevada Lithium
              Corporation and Cerro Rico Ventures LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009).
(21)          SUBSIDIARIES OF THE REGISTRANT
21.1          Nevada Lithium Corporation
(31)          RULE 13A-14 (D)/15D-14D) CERTIFICATIONS
31.1*         Section 302 Certification by the Principal Executive Officer and
              Principal Financial Officer.
(32)          SECTION 1350 CERTIFICATIONS
32.1*         Section 906 Certification by the Principal Executive Officer and
              Principal Financial Officer.
101**         INTERACTIVE DATA FILE (FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
              SEPTEMBER 30, 2011 FURNISHED IN XBRL).
101.INS       XBRL Instance Document
101.SCH       XBRL Taxonomy Extension Schema Document
101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF       XBRL Taxonomy Extension Definition Linkbase Document
101.LAB       XBRL Taxonomy Extension Label Linkbase Document
101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LITHIUM CORPORATION
                                        (Registrant)


Dated: November 14, 2011                /s/ Tom Lewis
                                        ----------------------------------------
                                        Tom Lewis
                                        President, Treasurer, Secretary and
                                        Director (Principal Executive Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer)