Form 10-K
period 2011-12-31
Lithium Corp
filed 2012-04-09
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ___________

                        Commission file number 000-54332


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                              98-0530295
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

10597 Double R Blvd., Suite 2, Reno Nevada                         89521
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

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X] No [ ]

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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 was $10,476,554.85 based on a $0.23995 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

63,661,408 as of March 30, 2012

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business............................................................. 3

Item 1A. Risk Factors..........................................................6

Item 1B. Unresolved Staff Comments............................................10

Item 2.  Properties...........................................................10

Item 4.  Mine Safety Disclosures..............................................10

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities............................10

Item 6.  Selected Financial Data..............................................12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........16

Item 8.  Financial Statements and Supplementary Data..........................17

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................29

Item 9A. Controls and Procedures..............................................29

Item 9B. Other Information....................................................30

Item 10. Directors, Executive Officers and Corporate Governance...............30

Item 11. Executive Compensation...............................................34

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................37

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.........................................................38

Item 14. Principal Accounting Fees and Services...............................38

Item 15. Exhibits, Financial Statement Schedules..............................39

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On October 9, 2009, we entered into a share exchange agreement with Nevada Lithium Corporation, a Nevada corporation, and the shareholders of Nevada Lithium Corporation. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Nevada Lithium Corporation occurred on October 19, 2009. In accordance with the closing of the share exchange agreement, we issued 12,350,000 shares of our common stock to the former shareholders of Nevada Lithium Corporation in exchange for the acquisition, by our company, of all of the 12,350,000 issued and outstanding shares of Nevada Lithium Corporation. Also, pursuant to the terms of the share exchange agreement, a then director of our company cancelled 220,000,000 restricted shares of our common stock.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada.

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley property, the Salt Wells property, and the San Emidio prospect.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in west central Nevada in northern Esmeralda county, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold ninety two - eighty (80) acre Association Placer claims that cover approximately 7360 acres. Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, which could possibly be amenable to the extraction by evaporative methods.

The property was originally held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium had agreed to issue the vendors $350,000 worth of common stock of our company in eight regular disbursements, the last of which occurred on March 31, 2011. To date all disbursements have been made of stock worth a total of $350,000, and claim ownership has been transferred to Lithium Corporation.

The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, & Peru, and more importantly Clayton Valley, where Chemetall has its Silver Peak lithium-brine operation. Access is excellent in Fish Lake Valley with all weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the Playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 12 miles to the south, while the town of Tonopah Nevada is approximately 50 miles to the East.

Our company has completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the fall of 2010. Near-surface brine sampling during the spring of 2011 has outlined a boron/lithium/potassium anomaly that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L, with boron ranging from 1,500 to 2,670 mg/L, and potassium from 5,400 to 8,400 mg/L. Our company had planned to drill this property during the summer/fall of 2011, but it had been considerably wetter than normal there, and the opportunity to safely drill this property did not present itself in 2011. Our company plans to drill this property as soon as feasible in 2012.

SALT WELLS

The Salt Wells property was acquired through staking a 12,320 acre parcel that covers the Eightmile Basin, a playa, which lies approximately 15 miles to the southeast of Fallon, the county seat of Churchill County, Nevada. In 2011 the property was reduced through allowing a number of non-prospective, non-strategic claims to lapse. Currently our company holds 6400 acres here.

Exploratory sediment sampling of the playa was conducted in the summer and fall of 2009 and 83% of the samples taken within the claim area have returned anomalous values in lithium, with the highest value being in the order of 750 ppm Li. In 2010 continued geochemical work, and geophysical studies were performed on the property, and a brine sampling program is currently underway there. Brine sampling in the winter and spring of 2011 delineated an anomaly here which is roughly three quarters of a mile wide by one and a half miles long, with values up to 36.5 mg/L lithium. This work was followed up by a gravity geophysical survey during the summer of 2011, which indicated that the brine anomaly in this property is proximal to a basin bounding structure.

The strong lithium values coupled with proximity to a geothermal field and quaternary faulting possibly indicate that conditions may be favorable for the formation of a subsurface lithium brine reservoir similar to that currently being exploited at Silver Peak in Esmeralda County, Nevada.

After two failed attempts to drill the property due to wet conditions in spring and summer 2011 our company finally succeeded in completing a 31 site - 3,437 foot direct push drill program in September, 2011. In all 46 samples were taken, at varying depths down to 155 feet subsurface. All samples were submitted to Inspectorate Laboratory in Reno Nevada, with check samples analyzed by ALS Laboratories also of Reno. Strong brines were discovered during the drilling here, however lithium values were generally lower than anticipated, and we are presently considering various options for ongoing exploration here in 2012.

SAN EMIDIO

The San Emidio property was acquired through the staking of claims in September 2011. The twenty - eighty (80) acre Association Placer claims staked here cover an area of approximately 1600 acres. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

Lithium Corporation developed this prospect during 2009, and 2010 through surface sampling, and the early reconnaissance sampling determined that anomalous values for Lithium occur in the Playa sediments over a good portion of the playa. This sampling appeared to indicate that the most prospective areas on the Playa may be on the newly staked block proximal to the southern margin of the basin, where it is possible the structures that are responsible for the geothermal system here may also have influenced Lithium deposition in sediments.

In spring 2011 our company conducted near-surface brine sampling and a high resolution gravity geophysical survey in summer/fall 2011. The company permitted a 7 hole drilling program with the BLM in late fall, and a Direct Push drill program was commenced in early February 2012. Drilling here delineated a narrow elongate shallow brine reservoir which is greater than 2.5 miles length, and which is adjacent to a basinal feature outlined by the earlier gravity survey. Two values of over 20 milligrams/liter lithium were obtained from two holes located centrally in this brine anomaly. Our Company is currently considering various options for ongoing exploration here in 2012.

OTHER

Our company allowed all 62 Association Placer Claims held at our Cortez Prospect in Lander County Nevada to lapse in September of 2011, as although drilling there in the summer of 2011 determined that a considerable volume of brine can be found locally, lithium contents were low, and our company concluded that it would perhaps be more prudent to focus resources elsewhere.

Lithium Corporation also remained active during 2011 exploring other locations which are felt to be prospective for hosting lithium mineralization, as well as evaluating opportunities brought to the company by third parties.

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

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium and/or associated byproducts. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $970,030 as of December 31, 2011. At December 31, 2011, we had working capital of $1,022,395. We incurred a net loss of $590,911 for the year ended December 31, 2011 and $1,684,297 since inception. We estimate our average monthly operating expenses to be approximately $42,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 2. PROPERTIES

Our corporate head office is located at 10597 Double R Blvd - Suite 2, Reno, Nevada, 89521, our monthly rent is $500. Additionally the company rents storage space in Reno for field equipment for $66 per month.

MINERAL PROPERTIES

As of the date of this annual report on Form 10-K, we hold the following properties: Fish Lake Valley, Salt Wells and San Emidio. For detailed description of these properties, please see the section entitled "Business" above.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

                              OTC Bulletin Board(1)

     Quarter Ended                    High                     Low
     -------------                    ----                     ---
     December 31, 2011                $0.32                   $0.12
     September 30, 2011               $0.38                   $0.151
     June 30, 2011                    $1.92                   $0.18
     March 31, 2011                   $0.30                   $0.165
     December 31, 2010                $0.38                   $0.30
     September 30, 2010               $0.51                   $0.30
     June 30, 2010                    $1.04                   $0.35
     March 31, 2010                   $1.41                   $0.90
     December 31, 2009                $1.40                   $0.60

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626;
Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On March 30th, 2012, the shareholders' list showed 11 registered shareholders with 63,661,408 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2011:

                      Equity Compensation Plan Information

                                  Number of Securities
                              Number of Securities to be                                     Remaining Available for
                               Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                 Warrants and Rights           Warrants and Rights            (excluding column (a))
   -------------                 -------------------           -------------------            ----------------------
Equity Compensation Plans                   Nil                         Nil                                Nil
Approved by Security
Holders

Equity Compensation Plans Not           950,000                      $0.259                          4,750,000
Approved by Security Holders

     Total                              950,000                      $0.259                          4,750,000

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On April 28, 2011, we issued 150,000 shares of our common stock upon the exercise of stock options to a consultant of our company. Each stock option was exercisable at $0.24 per share. We issued all of the shares to one (1) person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 5, 2011, we issued 200,000 shares of our common stock upon the exercise of stock options to a consultant of our company. Each stock option was exercisable at $0.24 per share. We issued all of the shares to one (1) person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

CASH REQUIREMENTS

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley property, the Salt Wells property, and San Emidio. We expect to review other potential exploration projects from time to time as they are presented to us.

Our net cash provided by financing activities during the year ended December 31, 2011 was $84,984 as compared to $1,829,653 during the year ended December 31, 2010.

Over the next twelve months we expect to expend funds as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

     General, Administrative Expenses                              $200,000
     Exploration Expenses                                           250,000
     Travel                                                          50,000
                                                                   --------
     TOTAL                                                         $500,000
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

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2011, which are included herein.

Our operating results for the twelve months ended December 31, 2011, for the twelve months ended December 31, 2010 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                 Twelve Month
                                                                 Period Ended
                               Twelve Months   Twelve Months   December 31, 2011
                                  Ended           Ended              and
                                December 31,    December 31,      December 30,
                                   2011            2010              2010
                                ----------      ----------        ----------
Revenue                          $     Nil       $     Nil         $     Nil
Professional fees                   27,903          44,306           (16,403)
Exploration expenses               264,379         182,721            81,658
Consulting fees                     49,120         178,744          (129,624)
Insurance expense                   15,601           3,303            12,298
Amortization                           552           1,000              (448)
Investor Relations                  71,406          93,712           (22,306)
Interest                               985           3,949            (2,964)
Management fees                        Nil          41,800           (41,800)
Transfer agent and filing fees      12,536           6,224             6,312
Travel                              18,805          20,403            (1,598)
Stock option compensation              Nil         244,045          (244,045)
Website development                    Nil             Nil               Nil
Write-down of website                  Nil             Nil               Nil
Write-down of property             134,213          15,396           118,817
General and administrative          14,668          16,814            (2,385)
                                ----------      ----------        ----------
Total Operating Expenses         $ 610,168       $ 852,656         $(242,488)
                                 =========       =========         =========

Our accumulated losses increased to $1,684,297 as of December 31, 2011. Our financial statements report a net loss of $590,911 for the twelve month period ended December 31, 2011 compared to a net loss of $852,656 for the twelve month period ended December 31, 2010. Our losses have decreased primarily as a result of no stock options being granted in the most current fiscal year end.

Our total current liabilities as of December 31, 2011 were $21,730 as compared to total current liabilities of $47,237 as of December 31, 2010. The decrease was due to the Company having less trades payable at year-end.

Our operating expenses for the year ended December 31, 2011 were $610,168 compared to $852,656 as of December 31, 2010. The decrease in operating expenses were primarily a result of no stock options being granted in the most current fiscal year end.

LIQUIDITY AND FINANCIAL CONDITION
                                                      At                At
                                                  December 31,      December 31,
                                                     2011              2010
                                                  ----------        ----------
Current assets                                    $1,044,125        $1,461,658
Current liabilities                                   21,730            47,267
                                                  ----------        ----------
Working capital                                   $1,022,395        $1,414,421
                                                  ==========        ==========

WORKING CAPITAL

CASH FLOWS
                                                           Year Ended
                                                           December 31
                                                     2011              2010
                                                  ----------        ----------
Net cash (used in) operating activities           $ (487,498)       $ (685,986)
Net Cash (used in) investing activities              (26,214)         (105,420)
Net cash provided by financing activities             84,984         1,829,653
                                                  ----------        ----------
Net increase (decrease) in cash during period     $ (428,728)        1,038,247
                                                  ==========        ==========

OPERATING ACTIVITIES

Net cash used in operating activities was $487,498 for the year ended December 31, 2011 compared with net cash used in operating activities of $685,986 in the same period in 2010.

INVESTING ACTIVITIES

Net cash used in investing activities was $26,214 for the year ended December 31, 2011 compared to net cash used in investing activities of $236,670 in the same period in 2010. The decrease in use of cash of $210,456 in investing activities is mainly attributable to less funds being used to acquire mineral property interests in the most currently completed fiscal year end.

FINANCING ACTIVITIES

Net cash provided by financing activities was $84,984 for the year ended December 31, 2011 compared to $1,829,653 provided by financing activities in the same period in 2010.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

As of December 31, 2011, our company has accumulated losses of $1,684,297 since inception and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EXPLORATION STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies. An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a December 31 fiscal year end.

CASH AND CASH EQUIVALENTS
Cash includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

CONCENTRATIONS OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

REVENUE RECOGNITION
The Company is in the exploration stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, accounts receivable, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $134,213 was recorded in 2011 relating to the abandonment of some mineral claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                           [AUDIT REPORT INSERTS HERE]

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                        As of December 31, 2011 and 2010

                                                                            December 31,           December 31,
                                                                                2011                   2010
                                                                            ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $    970,030           $  1,398,758
  Accounts receivable                                                                674                     --
  Prepaid expenses                                                                73,421                 62,900
                                                                            ------------           ------------
      TOTAL CURRENT ASSETS                                                     1,044,125              1,461,658
                                                                            ------------           ------------
OTHER ASSETS
  Property and equipment, net                                                        377                    498
  Mineral properties                                                             506,516                527,445
                                                                            ------------           ------------
      TOTAL OTHER ASSETS                                                         506,893                527,943
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $  1,551,018           $  1,989,601
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $     21,730           $     41,887
  Due to directors, net                                                               --                  5,350
                                                                            ------------           ------------
      TOTAL CURRENT LIABILITIES                                                   21,730                 47,237
                                                                            ------------           ------------
      TOTAL LIABILITIES                                                           21,730                 47,237
                                                                            ------------           ------------

Commitments and contingencies                                                         --                     --

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   63,661,408 common shares issued and outstanding (2010 - 62,917,288)            63,662                 62,918
  Additional paid in capital                                                   1,718,093              1,476,544
  Additional paid in capital - options                                           179,587                244,045
  Additional paid in capital - warrants                                        1,252,243              1,252,243
  Deficit accumulated during the exploration stage                            (1,684,297)            (1,093,386)
                                                                            ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                               1,529,288              1,942,364
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  1,551,018           $  1,989,601
                                                                            ============           ============


       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                 For the years ended December 31, 2011 and 2010
      For the period from January 30, 2007 (Inception) to December 31, 2011

                                                                                                  Period from
                                                                                                January 30, 2007
                                                     Year ended             Year ended           (Inception) to
                                                    December 31,           December 31,           December 31,
                                                        2011                   2010                   2011
                                                    ------------           ------------           ------------
REVENUE                                             $         --           $         --           $         --
                                                    ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                       27,903                 44,306                138,519
  Amortization                                               552                  1,000                  2,056
  Exploration expenses                                   264,379                182,721                513,364
  Consulting fees                                         49,120                178,744                227,864
  Insurance expense                                       15,601                  3,303                 18,904
  Investor relations                                      71,406                 93,712                181,993
  Interest expense                                           985                  3,949                 11,850
  Management fees                                             --                 41,800                 53,800
  Transfer agent and filing fees                          12,536                  6,224                 34,895
  Travel                                                  18,805                 20,403                 45,328
  Stock option compensation                                   --                244,045                244,045
  Website development costs                                   --                     --                  3,912
  Write-down of website costs                                 --                     --                 12,000
  Write-down of mineral properties                       134,213                 15,396                149,609
  General and administrative                              14,668                 16,814                 65,415
                                                    ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                 610,168                852,656              1,703,554
                                                    ------------           ------------           ------------
LOSS BEFORE FROM OPERATIONS                             (610,168)              (852,656)            (1,703,554)

OTHER INCOME (EXPENSE)
  Other income                                            17,952                     --                 17,952
  Interest income                                          1,305                     --                  1,305
                                                    ------------           ------------           ------------
LOSS BEFORE INCOME TAXES                                (590,911)              (852,656)            (1,684,297)

PROVISION FOR INCOME TAXES                                    --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                            $   (590,911)          $   (852,656)          $ (1,684,297)
                                                    ============           ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED               $      (0.01)          $      (0.01)
                                                    ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                    63,244,913             61,993,466
                                                    ============           ============


      See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                 Consolidated Statement of Stockholders' Equity
             From January 30, 2007 (Inception) to December 31, 2011

                                                                                                      Deficit
                                                                          Additional   Additional   Accumulated
                                       Common Stock          Additional    Paid in      Paid in      during the
                                   --------------------       Paid in      Capital-     Capital-    Exploration
                                   Shares        Amount       Capital      Warrants     Options        Stage         Total
                                   ------        ------       -------      --------     -------        -----         -----
Balance, January 30, 2007
 (date of inception)                    --     $      --    $       --    $       --   $     --    $        --    $       --

Shares issued to founder on
 January 30, 2007 @ $0.001
 per share (par value $0.001
 per share)                    240,000,000       240,000      (220,000)           --         --             --        20,000

Net loss for the period ended
 December 31, 2007                      --            --            --            --         --        (23,448)      (23,448)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2007     240,000,000       240,000      (220,000)           --         --        (23,448)       (3,448)

Common stock issued for cash
 @ $0.10 per share              28,200,000        28,200        18,800            --         --             --        47,000

Net loss for the year ended
 December 31, 2008                      --            --            --            --         --        (26,868)      (26,868)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2008     268,200,000       268,200      (201,200)           --         --        (50,316)       16,684

Shares issued in conjunction
 with merger                    12,350,000        12,350       537,355            --         --             --       549,705

Shares cancelled               220,000,000)     (220,000)      220,000            --         --             --            --

Net loss for the year ended
 December 31, 2009                      --            --            --            --         --       (190,414)     (190,414)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------

Balance, December 31, 2009      60,550,000        60,550       556,155            --         --       (240,730)      375,975

Shares issued with respect to
 Fish Lake                         367,288           368       174,632            --         --             --       175,000

Common stock issued for cash
 @ $1.00 per share               2,000,000         2,000       745,757     1,252,243         --             --     2,000,000

Stock options issued                    --            --            --            --    244,045             --       244,045

Net loss for the year ended
 December 31, 2010                      --            --            --            --         --       (852,656)     (852,656)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2010      62,917,288        62,918     1,476,544     1,252,243    244,045     (1,093,386)   1,942,364

Shares issued with respect
 to Fish Lake                      394,120           394        87,106            --         --             --       87,500

Forgiveness of debt                     --            --         6,335            --         --             --        6,335

Options exercised                  350,000           350       148,108            --    (64,458)            --       84,000

Net loss                                --            --            --            --         --       (590,911)     (590,911)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------

Balance, December 31, 2011      63,661,408     $  63,662    $1,718,093    $1,252,243   $179,587    $(1,684,297)   $1,525,248
                               ===========     =========    ==========    ==========   ========    ===========    ==========

       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2011 and 2010
     For the period from January 30, 2007 (Inception) to December 31, 2011

                                                                                                              Period from
                                                                                                           January 30, 2007
                                                                        Year ended          Year ended      (Inception) to
                                                                       December 31,        December 31,       December 31,
                                                                           2011                2010               2011
                                                                       ------------        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                              $   (590,911)       $   (852,656)      $ (1,684,297)
  Adjustment for non-cash items:
    Write-down of software development                                           --                  --             12,000
    Write-down of mineral properties                                        134,213              15,396            149,608
    Stock option compensation expense                                            --             244,045            244,045
    Amortization                                                                552               1,000              2,056
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                 (674)                 --               (674)
    (Increase) decrease in prepaid expenses                                 (10,521)            (36,350)           (73,421)
    Increase (decrease) in accounts payable and accrued liabilities         (20,157)            (57,421)            21,730
                                                                       ------------        ------------       ------------
           NET CASH USED IN OPERATING ACTIVITIES                           (487,498)           (685,986)        (1,328,953)
                                                                       ------------        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                        (431)                 --             (2,433)
  Purchase of software development                                               --                  --            (12,000)
  Interest in mineral properties                                            (25,783)           (105,420)          (393,624)
                                                                       ------------        ------------       ------------
           NET CASH USED IN INVESTING ACTIVITIES                            (26,214)           (105,420)          (408,057)
                                                                       ------------        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment) of loan payable                                      --            (169,463)                --
  Proceeds from (repayment to) director                                         984                (884)             6,335
  Proceeds from sale of stock                                                84,000           2,000,000          2,700,705
                                                                       ------------        ------------       ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                         84,984           1,829,653          2,707,040
                                                                       ------------        ------------       ------------
Increase (decrease) in cash                                                (428,728)          1,038,247            970,030
Cash, beginning of period                                                 1,398,758             360,511                 --
                                                                       ------------        ------------       ------------

CASH, END OF PERIOD                                                    $    970,030        $  1,398,758       $    970,030
                                                                       ============        ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                               $          0        $          0       $     10,451
                                                                       ============        ============       ============
  Cash paid for income taxes                                           $          0        $          0       $          0
                                                                       ============        ============       ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                           $     87,500        $    131,250       $    262,500
                                                                       ============        ============       ============
  Shareholder debt converted to contributed capital                    $      6,335        $          0       $      6,335
                                                                       ============        ============       ============


       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2011


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

EXPLORATION STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies. An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a December 31 fiscal year end.

CASH AND CASH EQUIVALENTS
Cash includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

CONCENTRATIONS OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

REVENUE RECOGNITION
The Company is in the exploration stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2011


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, accounts receivable, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $134,213 was recorded in 2011 relating to the abandonment of some mineral claims.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2011


NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $1,684,297 as of December 31, 2011. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2011 and 2010:

                                                     2011                 2010
                                                   --------             --------
Professional fees                                  $     --            $ 10,275
Exploration costs                                     9,000               34,352
Bonds                                                39,754               12,975
Rent                                                    298                  298
Insurance                                            12,395                   --
Office                                                5,804                   --
Investor relations                                    6,170                   --
Consulting                                               --                5,000
                                                   --------             --------
Total prepaid expenses                             $ 73,421             $ 62,900
                                                   ========             ========

NOTE 4 - PROPERTY AND EQUIPMENT

                                                     2011                2010
                                                   --------            --------
Computer Equipment                                 $  2,433            $  2,002
Less: Accumulated amortization                       (2,056)             (1,504)
                                                   --------            --------
Property and equipment, net                        $    377            $    498
                                                   ========            ========

Amortization expense was $522 and $1,000 for the years ended December 31, 2011 and 2010, respectively.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2011


NOTE 5 - MINERAL PROPERTIES

FISH LAKE PROPERTY
The Company has purchased a 100% interest in the Fish Lake property by making staged payments of $350,000 worth of common stock. Title to the pertinent claims was transferred to the Company through quit claim deed dated June 1st 2011, and this quitclaim was recorded at the county level on August 3rd 2011, and at the BLM on August 4th 2011. Quarterly stock disbursements were made on the following schedule:

     1st Disbursement: within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement:  within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at December 31, 2011, the Company has recorded $414,168 in acquisition costs related to the Fish Lake Property.

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

     Name             Claims (Area in Acres)      Amount
     ----             ----------------------      ------
     Salt Wells            156 (12,480)           $74,452
     Other                                        $17,896

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. Impairment of $134,213 was recorded in 2011 relating to the abandonment of some mineral claims.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2011


NOTE 6 - CAPITAL STOCK (CONTINUED)

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

There were 63,661,408 shares of common stock issued and outstanding as of December 31, 2011.

WARRANTS

                                                               Outstanding at
Issue Date         Number      Price       Expiry Date        December 31, 2011
----------         ------      -----       -----------        -----------------
March 24, 2010    2,000,000    $1.35      March 24, 2012          2,000,000

The warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 1 and years, dividend yield of 0%, risk free interest rates of 0.03% and 1.60%% and volatility of 110%. The fair value of the warrants was adjusted against additional paid in capital.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2011


NOTE 6 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation

The Company granted 500,000 options at an exercise price of $0.28 to consultants in exchange for various professional services. The Company granted another 800,000 options to consultants for management services at exercise price of $0.24. These options were vested on the date of grant. During the year ended December 31, 2011, 350,000 stock options were exercised for proceeds totalling $84,000. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

     Risk free interest rate                          2.40%
     Expected dividend yield                             0%
     Expected stock price volatility                    93%
     Expected life of options                       5 years

                                     Weighted         Total
                                     Average         Weighted
                      Total         Remaining        Average
     Exercise        Options          Life           Exercise       Options
      Prices       Outstanding       (Years)          Price       Exercisable
      ------       -----------       -------          -----       -----------
      $0.28          500,000          3.73            $0.28         500,000
      $0.24          450,000          3.73            $0.24         450,000

Total stock-based compensation for the year- ended December 31, 2011 was $Nil (2010: $244,045).

The following table summarizes the stock options outstanding at December 31, 2011:

                                                               Outstanding at
    Issue Date        Number     Price       Expiry Date      December 31, 2010
    ----------        ------     -----       -----------      -----------------
September 23, 2010    500,000    $0.28    September 23, 2015      500,000
September 23, 2010    450,000    $0.24    September 23, 2015      450,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2011


NOTE 7 - INCOME TAXES

A. As of December 31, 2011, the Company had net operating loss carry forwards of approximately $1,684,297 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

B. The  provision  for Federal  income tax consists of the following at December
31:

                                                     2011               2010
                                                  ----------         ----------
Federal income tax benefit attributable to:
  Current operations                              $  200,910         $  289,903
  Less: valuation allowance                         (200,910)          (289,903)
                                                  ----------         ----------
Net provision for Federal income taxes            $        0         $        0
                                                  ==========         ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31:

                                                     2011               2010
                                                  ----------         ----------
Deferred tax asset attributable to:
  Net operating loss carryover                    $  572,661         $  371,751
  Less: valuation allowance                        (572,661)           (371,751)
                                                  ----------         ----------
Net deferred tax asset                            $        0         $        0
                                                  ==========         ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,684,297 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2011 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

As of December 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                            Position Held                     Date First Elected
  Name                     with the Company          Age         or Appointed
  ----                     ----------------          ---         ------------
Tom Lewis               President, Treasurer,        57        August 25, 2009
                        Secretary and Director

John Hiner              Vice President of            64        October 25, 2009
                        Exploration and Director

Henry (Kip) Tonking     Director                     57        November 17, 2009

Stephen Goss            Director                     61        February 8, 2010

John Webster            Director                     55        July 19, 2010

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

JOHN HINER - VICE PRESIDENT OF EXPLORATION AND DIRECTOR

Mr. Hiner is a Geologist who has over 30 years of experience in the Mineral exploration, and Oil and Gas industries, and has considerable experience in this capacity, and also has been an officer or director of several public companies. John brings a great deal of depth and insight to the Board of Directors of our Company.

HENRY (KIP) TONKING - DIRECTOR

Mr. Tonking is a graduate of the Mackay School of Mines at the University of Nevada in Reno, Nevada, graduating with a B.Sc. in Geology in 1979. Currently based in Reno, Kip has provided exploration and management services to a number of major and junior mining firms throughout the western Unites States, with his principal focus being the State of Nevada. He has over 30 years of experience in minerals exploration and real estate development. Mr. Tonking is currently the owner and President of T & T Exploration, a mineral exploration consulting firm, Vice President of Golden Crescent Corporation, and Manager of All American Resources, all of which are Nevada based companies. Kip's experience in, and knowledge of Nevada has been a valuable asset to our Company.

STEPHEN GOSS - DIRECTOR

Mr. Goss has over twenty years experience as a mineral landman, and has worked for The Bunker Hill Company, U.S. Borax and Chemical Corporation and Kennecott Exploration Company. He has been involved with several start-up mineral exploration companies, most notably Timberline Resources Corporation, where he was a co-founder and acted as its CEO from January 2004 to May 2006. Mr. Goss received a M.S. degree in Geography from the University of Idaho and is licensed as a Certified General real estate appraiser in the State of Washington. The Company feels that Steve's administrative and land management skills were an essential addition to the Board of Directors, due to the issues of maintaining a large land base.

JOHN WEBSTER- DIRECTOR

Mr. Webster has been a CPA since 1987. He graduated Summa Cum Laude from Gonzaga University in Spokane, Washington, with a BA in Economics and Accounting. John has extensive experience in S.E.C. reporting and auditing, governmental audits, tax issues and consulting for closely held business enterprises. John is a life-long resident of Spokane and has served as member of a number of community planning and development boards. He has also served as an officer and director of several local arts organizations. From 1996 to 2006, John was one of the founding senior principals and Vice-President of Williams & Webster, P.S., a Spokane based regional CPA firm specializing in the auditing of small public companies and consulting for emerging public companies. John served as the firm's technical principal and assisted in all merger and acquisitions transactions for both accounting and tax issues. John is the latest Director appointed to our Board, and his accounting, and reporting skills are a welcome addition to the Board.

EMPLOYMENT AGREEMENTS

We have no formal employment agreements with any of our employees, directors or officers.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1. been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2. had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3. been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4. been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6. been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

                                            Number of
                                         Transactions Not
                    Number of Late     Reported on a Timely    Failure to File
Name                   Reports                Basis            Requested Forms
----                   -------                -----            ---------------
Hleiss Mazen             1(1)                   3                   Nil

----------
(1) the insider was late filing an Exit Form 4, Notice of Change of Beneficial Ownership.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lithium Corporation, 10597 Double R Blvd.
- Suite 2, Reno, Nevada 89521.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

NOMINATION PROCESS

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11.   EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                  Non-Equity      Nonqualified
 Name and                                                         Incentive         Deferred
 Principal                                  Stock      Option        Plan         Compensation     All Other
 Position      Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------      ----   ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Tom Lewis(1)   2011      nil        nil       nil          nil         nil             nil         $101,350        $101,350
President,     2010      nil        nil       nil      $46,041         nil             nil         $101,700(2)     $147,741
Treasurer,
Secretary and
Director

----------
(1) Mr. Lewis was appointed the president, treasurer, secretary and a director of our company on August 25, 2009.
(2) Mr. Lewis provides consulting services to the Company as needed in relation to administration, project generation, and exploration of the Company's properties.

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

2011 GRANTS OF PLAN-BASED AWARDS

The following table provides information about equity and non-equity awards granted to the named executives in 2011:

                           GRANTS OF PLAN-BASED AWARDS

                                                                                        All
                                                                                       Other
                                                                                       Stock                          Grant
                                                                                       Awards:   All Other  Exercise  Date
                                                                                       Number     Option       or     Fair
                                                                                         of       Awards:     Base    Value
                     Estimated Future Payouts           Estimated Future Payouts       Shares     Number     Price     of
                    Under Non-Equity Incentive           Under Equity Incentive          of         of         of     Stock
                           Plan Awards                        Plan Awards              Stocks   Securities   Option    and
       Grant  ----------------------------------- -----------------------------------    or     Underlying   Awards   Option
Name   Date   Threshold($)  Target($)  Maximum($) Threshold($)  Target($)  Maximum($) Units(#)  Options(#)   ($/Sh)   Awards
----   ----   ------------  ---------  ---------- ------------  ---------  ---------- --------  ----------   ------   ------
None    --        --           --        --           --           --         --         --         --         --       --

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

                                     Option Awards                                           Stock Awards
         ----------------------------------------------------------------   ------------------------------------------------
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
Tom Lewis   250,000           nil             nil        $0.28    September      nil          nil         nil          nil
                                                                 23, 2015

OPTION EXERCISES AND STOCK VESTED

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2011:

                              DIRECTOR COMPENSATION

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Henry Tonking       Nil        Nil        Nil          Nil              Nil             Nil              Nil

John Webster        Nil        Nil        Nil          Nil              Nil             Nil              Nil

John Hiner       $3,000        Nil        Nil          Nil              Nil             Nil              Nil

Stephen Goss     $2,625        Nil        Nil          Nil              Nil             Nil              Nil

OPTION EXERCISES AND STOCK VESTED

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 5, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                Amount and Nature of              Percentage
 Beneficial Owner                  Beneficial Ownership              of Class(1)
 ----------------                  --------------------              -----------
  Tom Lewis                      10,000,000 Common Shares              15.708%
  PO Box 2053
  Richland, WA  99352

  John Hiner                     10,000,000 Common Shares              15.708%
  9443 Axlund Road
  Lynden, WA  98264

  Henry Tonking
  PO Box 6945
  Incline Village, NV  89450              Nil                               0%

  Stephen Goss
  36 W. 16th Ave
  Spokane, WA  99203                      Nil                               0%

  John Webster
  224 W. 16th Avenue,
  Spokane, WA  99203]                     Nil                               0%

  Directors and Executive
   Officers as a Group(1)        20,000,000 Common Shares               31.416%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2012. As of March 30, 2012 there were 63,661,408 shares of our company's common stock issued and outstanding

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                       Year Ended
                                       December 31, 2011       December 31, 2010
                                       -----------------       -----------------
     Audit Fees                             $ 8,000                 $ 8,000
     Audit Related Fees                     $ 5,250                 $ 5,250
     Tax Fees                               $   Nil                 $ 1,800
     All Other Fees                         $   Nil                 $   Nil
                                            -------                 -------

     Total                                  $13,250                 $15,050
                                            =======                 =======

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

(31)     RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1* Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

(101)**  INTERACTIVE DATA FILE (FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011)

101.INS  XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document.

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB  XBRL Taxonomy Extension Label Linkbase Document.

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document.

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         LITHIUM CORPORATION
                                         (Registrant)

Dated: April 5, 2012
                                         /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 5, 2012
                                         /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)

Dated: April 5, 2012
                                         /s/ John Hiner
                                         ---------------------------------------
                                         John Hiner
                                         Director

Dated: April 5, 2012
                                         /s/ Henry Tonking
                                         ---------------------------------------
                                         Henry Tonking
                                         Director

Dated: April 5, 2012
                                         /s/ Stephen Goss
                                         ---------------------------------------
                                         Stephen Goss
                                         Director

Dated: April 5, 2012
                                         /s/ John Webster
                                         ---------------------------------------
                                         John Webster
                                         Director