Form 10-K/A
period 2011-12-31
Lithium Corp
filed 2012-04-10
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

INVESTING ACTIVITIES

Net cash used in investing activities was $26,214 for the year ended December 31, 2011 compared to net cash used in investing activities of $105,420 in the same period in 2010. The decrease in use of cash of $79,206 in investing activities is mainly attributable to less funds being used to acquire mineral property interests in the most currently completed fiscal year end.

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

Silberstein Ungar, PLLC CPAs and Business Advisors

                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lithium Corporation
Reno, Nevada

We have audited the accompanying consolidated balance sheets of Lithium Corporation (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the period from January 30, 2007 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from January 30, 2007 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Silberstein Ungar, PLLC
-----------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 26, 2012

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

                                         LITHIUM CORPORATION
                                         (Registrant)

Dated: April 10, 2012
                                         /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2012
                                         /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)

Dated: April 10, 2012
                                         /s/ John Hiner
                                         ---------------------------------------
                                         John Hiner
                                         Director

Dated: April 10, 2012
                                         /s/ Henry Tonking
                                         ---------------------------------------
                                         Henry Tonking
                                         Director

Dated: April 10, 2012
                                         /s/ Stephen Goss
                                         ---------------------------------------
                                         Stephen Goss
                                         Director

Dated: April 10, 2012
                                         /s/ John Webster
                                         ---------------------------------------
                                         John Webster
                                         Director