Form 10-Q
period 2012-03-31
Lithium Corp
filed 2012-05-21
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 000-54322


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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

63,661,408 common shares issued and outstanding as of May 18, 2012.

                               LITHIUM CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................ 3

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........22

Item 4.  Controls and Procedures..............................................22

PART II - OTHER INFORMATION...................................................22

Item 1.  Legal Proceedings....................................................22

Item 1A. Risk Factors.........................................................22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........22

Item 3.  Defaults Upon Senior Securities......................................23

Item 4.  Mine Safety Disclosures..............................................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits.............................................................24

SIGNATURES....................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements for the three month period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                                  (unaudited)

                                                                      March 31,            December 31,
                                                                        2012                   2011
                                                                    ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    895,370           $    970,030
  Accounts receivable                                                        674                    674
  Prepaid expenses                                                        55,863                 73,421
                                                                    ------------           ------------
TOTAL CURRENT ASSETS                                                     951,907              1,044,125
                                                                    ------------           ------------
OTHER ASSETS
  Property and equipment, net                                                323                    377
  Mineral properties                                                     506,516                506,516
                                                                    ------------           ------------
TOTAL OTHER ASSETS                                                       506,839                506,893
                                                                    ------------           ------------

TOTAL ASSETS                                                        $  1,458,746           $  1,551,018
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Accounts payable and accrued liabilities                          $     13,145           $     21,730
                                                                    ------------           ------------
TOTAL CURRENT LIABILITIES                                                 13,145                 21,730
                                                                    ------------           ------------
TOTAL LIABILITIES                                                         13,145                 21,730
                                                                    ------------           ------------

Commitments and contingencies                                                 --                     --

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value
   $0.001; 63,661,408 common shares issued and outstanding                63,662                 63,662
  Additional paid in capital                                           1,718,093              1,718,093
  Additional paid in capital - options                                   179,587                179,587
  Additional paid in capital - warrants                                1,252,243              1,252,243
  Deficit accumulated during the exploration stage                    (1,767,984)            (1,684,297)
                                                                    ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                             1,445,601              1,529,288
                                                                    ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,458,746           $  1,551,018
                                                                    ============           ============


  See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                                  (unaudited)

                                                                                                  Period from
                                                    Three Months           Three Months         January 30, 2007
                                                       Ended                  Ended              (Inception) to
                                                      March 31,              March 31,              March 31,
                                                        2012                   2011                   2012
                                                    ------------           ------------           ------------
REVENUE                                             $         --           $         --           $         --
                                                    ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                        9,832                  1,814                148,351
  Amortization                                                54                    250                  2,110
  Exploration expenses                                    29,119                 39,410                542,483
  Consulting fees                                         15,150                     --                243,014
  Insurance expense                                        3,903                  3,860                 22,807
  Investor relations                                      14,954                 13,835                196,947
  Interest expense                                            --                     --                 11,850
  Management fees                                             --                     --                 53,800
  Transfer agent and filing fees                           2,431                  2,342                 37,326
  Travel                                                   6,920                  6,092                 52,248
  Stock option compensation                                   --                     --                244,045
  Website development costs                                   --                     --                  3,912
  Write-down of website costs                                 --                     --                 12,000
  Write-down of mineral properties                            --                     --                149,609
  General and administrative                               2,201                  1,557                 67,616
                                                    ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                  84,564                 69,160              1,788,118
                                                    ------------           ------------           ------------
LOSS BEFORE FROM OPERATIONS                              (84,564)               (69,160)            (1,788,118)

OTHER INCOME (EXPENSE)
  Other income                                               671                     --                 18,623
  Interest income                                            206                    414                  1,511
                                                    ------------           ------------           ------------
LOSS BEFORE INCOME TAXES                                 (83,687)               (68,746)            (1,767,984)
PROVISION FOR INCOME TAXES                                    --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                            $    (83,687)          $    (68,746)          $ (1,767,984)
                                                    ============           ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED               $      (0.00)          $      (0.00)
                                                    ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                    63,661,408             63,062,398
                                                    ============           ============


  See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (unaudited)
               From January 30, 2007 (Inception) to March 31, 2012

                                                                                                       Deficit
                                                                          Additional    Additional   Accumulated
                                       Common Stock         Additional     Paid in       Paid in     during the
                                  ---------------------      Paid in       Capital-      Capital-    Exploration
                                  Shares         Amount      Capital       Warrants      Options        Stage          Total
                                  ------         ------      -------       --------      -------        -----          -----
Balance, January 30, 2007
 (date of inception)                     --    $      --   $       --     $       --     $     --    $        --    $       --

Shares issued to founder
 on January 30, 2007
 @ $0.001 per share
 (par value $0.001 per share)   240,000,000      240,000     (220,000)            --           --             --        20,000
Net loss for the period
 ended December 31, 2007                 --           --           --             --           --        (23,448)      (23,448)
                               ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2007      240,000,000      240,000     (220,000)            --           --        (23,448)       (3,448)

Common stock issued for cash
 @ $0.10 per share               28,200,000       28,200       18,800             --           --             --        47,000
Net loss for the year ended
 December 31, 2008                       --           --           --             --           --        (26,868)      (26,868)
                               ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2008      268,200,000      268,200     (201,200)            --           --        (50,316)       16,684

Shares issued in conjunction
 with merger                     12,350,000       12,350      537,355             --           --             --       549,705
Shares cancelled               (220,000,000)    (220,000)     220,000             --           --             --            --
Net loss for the year ended
 December 31, 2009                       --           --           --             --           --       (190,414)     (190,414)
                               ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2009       60,550,000       60,550      556,155             --           --       (240,730)      375,975

Shares issued with respect
 to Fish Lake                       367,288          368      174,632             --           --             --       175,000
Common stock issued for cash
 @ $1.00 per share                2,000,000        2,000      745,757      1,252,243           --             --     2,000,000
Stock options issued                     --           --           --             --      244,045             --       244,045
Net loss for the year ended
 Dec 31, 2010                            --           --           --             --           --       (852,656)     (852,656)
                               ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2010       62,917,288       62,918    1,476,544      1,252,243      244,045     (1,093,386)    1,942,364

Shares issued with respect
 to Fish Lake                       394,120          394       87,106             --           --             --        87,500
Forgiveness of debt                      --           --        6,335             --           --             --         6,335
Options exercised                   350,000          350      148,108             --      (64,458)            --        84,000
Net loss                                 --           --           --             --           --       (590,911)     (590,911)
                               ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2011       63,661,408       63,662    1,718,093      1,252,243      179,587     (1,684,297)    1,529,288

Net loss                                 --           --           --             --           --        (83,687)      (83,687)
                               ------------    ---------   ----------     ----------     --------    -----------    ----------

Balance, March 31, 2012          63,661,408    $  63,662   $1,718,093     $1,252,243     $179,587    $(1,767,984)   $1,445,561
                               ============    =========   ==========     ==========     ========    ===========    ==========


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                             Period from
                                                               Three Months           Three Months         January 30, 2007
                                                                  Ended                  Ended              (Inception) to
                                                                 March 31,              March 31,              March 31,
                                                                   2012                   2011                   2012
                                                               ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                      $    (83,687)          $    (68,746)          $ (1,767,984)
  Adjustment for non-cash items:
    Write-down of software development                                   --                     --                 12,000
    Write-down of mineral properties                                     --                     --                149,609
    Stock option compensation expense                                    --                     --                244,045
    Amortization                                                         54                    250                  2,110
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           --                     --                   (674)
    (Increase) decrease in prepaid expenses                          17,558                 11,814                (55,863)
    Increase (decrease) in accounts payable and accrued
     liabilities                                                     (8,585)                (4,246)                13,145
                                                               ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                               (74,660)               (60,928)            (1,403,612)
                                                               ------------           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                  --                     --                 (2,433)
  Purchase of software development                                       --                     --                (12,000)
  Interest in mineral properties                                         --                (11,557)              (393,624)
                                                               ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                    --                (11,557)              (408,057)
                                                               ------------           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment) of loan payable                              --                     --                     --
  Proceeds from (repayment to) director                                  --                     --                  6,335
  Proceeds from sale of stock                                            --                     --              2,700,705
                                                               ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                --                     --              2,707,040
                                                               ------------           ------------           ------------
Increase (decrease) in cash                                         (74,660)               (72,485)               895,370
Cash, beginning of period                                           970,030              1,398,273                     --
                                                               ------------           ------------           ------------

CASH, END OF PERIOD                                            $    895,370           $  1,326,273           $    895,370
                                                               ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $          0           $          0           $     10,451
                                                               ============           ============           ============
  Cash paid for income taxes                                   $          0           $          0           $          0
                                                               ============           ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
   Common stock issued for mineral properties                  $          0           $     43,750           $    262,500
                                                               ============           ============           ============
   Shareholder debt converted to contributed capital           $          0           $          0           $      6,335
                                                               ============           ============           ============


  See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2012


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

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company has adopted a December 31 fiscal year end.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2012


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2012


NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $1,767,984 as of March 31, 2012. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2012 and 2011:

                                                   March 31,        December 31,
                                                     2012               2011
                                                   --------           --------
Exploration costs                                  $     --           $  9,000
Bonds                                                39,754             39,754
Rent                                                    298                298
Insurance                                             8,492             12,395
Office                                                3,335              5,804
Investor relations                                    3,984              6,168
Consulting                                               --                 --
                                                   --------           --------

Total prepaid expenses                             $ 55,863           $ 73,421
                                                   ========           ========

NOTE 4 - PROPERTY AND EQUIPMENT

                                                   March 31,        December 31,
                                                     2012               2011
                                                   --------           --------
Computer Equipment                                 $  2,433           $  2,433
Less: Accumulated depreciation                       (2,201)            (2,056)
                                                   --------           --------

Property and equipment, net                        $    323           $    377
                                                   ========           ========


Depreciation expense was $54 and $250 for the three months ended March 31, 2012 and 2011, respectively.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2012


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

As at March 31, 2012, the Company has recorded $414,168 in acquisition costs related to the Fish Lake Property.

Staked Properties

The Company has staked claims with various registries as summarized below:

Name                     Claims (Area in Acres)             Amount
----                     ----------------------             ------
Salt Wells                    156 (12,480)                  $74,452
Other                                                       $17,896

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment allowance was recorded during the three months ended March 31, 2012 and 2011.

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

During the year-ended December 31, 2008, the Company issued 28,200,000 shares of its common stock for total proceeds of $47,000.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2012


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

There were 63,661,408 shares of common stock issued and outstanding as of March 31, 2012.

Warrants

                                                               Outstanding at
Issue Date          Number      Price      Expiry Date         March 31, 2012
----------          ------      -----      -----------         --------------
March 24, 2010    2,000,000     $1.35     March 24, 2012             --

The warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 1 and years, dividend yield of 0%, risk free interest rates of 0.03% and 1.60%% and volatility of 110%. The fair value of the warrants was adjusted against additional paid in capital.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2012


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
Expected life of options                                                 5 years

                               Weighted             Total
                Total           Average           Weighted
Exercise       Options       Remaining Life        Average            Options
Prices       Outstanding        (Years)         Exercise Price      Exercisable
------       -----------        -------         --------------      -----------
$0.28          500,000           3.48               $0.28             500,000
$0.24          450,000           3.48               $0.24             450,000

Total stock-based compensation for the three months ended March 31, 2012 was $Nil (2011: $Nil).

The following table summarizes the stock options outstanding at March 31, 2012:

                                                                  Outstanding at
Issue Date            Number      Price       Expiry Date         March 31, 2012
----------            ------      -----       -----------         --------------
September 23, 2010   500,000      $0.28    September 23, 2015        500,000
September 23, 2010   450,000      $0.24    September 23, 2015        450,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2012


NOTE 7 - INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $1,797,984 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                   March 31,         March 31,
                                                     2012              2011
                                                   --------          --------
Federal income tax benefit attributable to:
  Current operations                               $ 28,453          $ 23,374
  Less: valuation allowance                         (28,453)          (23,374)
                                                   --------          --------

Net provision for Federal income taxes             $      0          $      0
                                                   ========          ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                   March 31,        December 31,
                                                     2012              2011
                                                   --------          --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $601,114          $572,661
  Less: valuation allowance                        (601,114)         (572,661)
                                                   --------          --------

Net deferred tax asset                             $      0          $      0
                                                   ========          ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,767,984 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2012 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in west central Nevada in northern Esmeralda county, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold ninety two - eighty (80) acre Association Placer claims that cover approximately 7,360 acres. Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, which could possibly be amenable to the extraction by evaporative methods.

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

The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia and Peru, and more importantly Clayton Valley, where Chemetall has its Silver Peak lithium-brine operation. Access is excellent in Fish Lake Valley with all weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 12 miles to the south, while the town of Tonopah Nevada is approximately 50 miles to the East.

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

SALT WELLS

The Salt Wells property was acquired through staking a 12,320 acre parcel that covers the Eightmile Basin, a playa, which lies approximately 15 miles to the southeast of Fallon, the county seat of Churchill County, Nevada. In 2011 the property was reduced through allowing a number of non-prospective, non-strategic claims to lapse. Currently our company holds 6,400 acres here.

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

After two failed attempts to drill the property due to wet conditions in spring and summer 2011 our company finally succeeded in completing a 31 site - 3,437 foot direct push drill program in September, 2011. In all, 46 samples were taken at varying depths down to 155 feet subsurface. All samples were submitted to Inspectorate Laboratory in Reno Nevada, with check samples analyzed by ALS Laboratories also of Reno. Strong brines were discovered during the drilling here, however lithium values were generally lower than anticipated, and we are presently considering various options for ongoing exploration here in 2012.

SAN EMIDIO

The San Emidio property was acquired through the staking of claims in September 2011. The twenty - eighty (80) acre Association Placer claims staked here cover an area of approximately 1,600 acres. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

In spring 2011, our company conducted near-surface brine sampling and a high resolution gravity geophysical survey in summer/fall 2011. The company permitted a 7 hole drilling program with the Bureau of Land Management in late fall 2011, and a direct push drill program was commenced in early February 2012. Drilling here delineated a narrow elongate shallow brine reservoir which is greater than
2.5 miles length, and which is adjacent to a basinal feature outlined by the earlier gravity survey. Two values of over 20 milligrams/liter lithium were obtained from two holes located centrally in this brine anomaly. Our company is currently considering various options for ongoing exploration here in 2012.

OTHER

Our company allowed all 62 Association Placer Claims held at our Cortez Prospect in Lander County, Nevada to lapse in September of 2011 as, although drilling there in the summer of 2011 determined that a considerable volume of brine can be found locally, lithium contents were low and our company concluded that it would perhaps be more prudent to focus resources elsewhere.

Lithium Corporation is currently developing plans for exploring other locations which are felt to be prospective for hosting lithium mineralization, as well as evaluating opportunities brought to the company by third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

We had a net loss of $83,687 for the three month period ended March 31, 2012, which was $14,941 more than the net loss of $68,746 for the three month period ended March 31, 2011. The significant change in our results over the two periods is primarily the result of increased professional fees, consulting fees, insurance expenses, investor relations expenses, transfer agent and filing fees, travel expenses and general and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2012 and 2011:

                                                                  Change Between
                                                                   Three Month
                                                                   Period Ended
                                  Three Months    Three Months    March 31, 2012
                                     Ended           Ended             and
                                    March 31,       March 31,        March 31,
                                      2012            2011             2011
                                    --------        --------         --------
Revenue                             $    Nil        $    Nil         $    Nil
Professional fees                      9,832           1,814            8,018
Amortization                              54             250             (196)
Exploration expenses                  29,119          39,410          (10,291)
Consulting fees                       15,150             Nil           15,150
Insurance expense                      3,903           3,860               43
Investor relations                    14,954          13,835            1,119
Transfer agent and filing fees         2,431           2,342               89
Travel                                 6,920           6,092              828
General and administrative             2,201           1,557              644
Other income                            (671)            Nil
Interest (income) expense               (206)           (144)              62
Net loss                            $(83,687)       $(68,746)        $ 14,941

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2012, reflects current assets of $951,907. We had cash in the amount of $674 and a working capital in the amount of $938,762 as of March 31, 2012. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL
                                                      At               At
                                                   March 30,       December 31,
                                                     2012             2011
                                                  ----------       ----------
Current assets                                    $  951,907       $1,044,125
Current liabilities                                   13,145           21,730
                                                  ----------       ----------

Working capital                                   $  938,762       $1,022,395
                                                  ==========       ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                         Three Months Ended
                                                             March 31,
                                                         2012          2011
                                                       --------      --------
Net cash provided by (used in) operating activities    $(74,660)     $(60,928)
Net cash provided by (used in) investing activities         Nil       (11,557)
Net cash provided by (used in) financing activities         Nil           Nil
                                                       --------      --------

Net increase (decrease) in cash during period          $(74,660)     $(72,485)
                                                       ========      ========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the three months ended March 31, 2012 was $74,660 an increase of $13,732 from the $60,928 net cash outflow during the three months ended March 31, 2011.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of our company's properties.

Cash used in investing activities during the three months ended March 31, 2012 was $Nil, which was a decrease from the $11,557 of cash used investing activities during the three months ended March 31, 2011. This decrease in the cash used in investing activities was primarily due to a less aggressive exploration program during the period.

FINANCING ACTIVITIES

Cash from financing activities during the three months ended March 31, 2012 was $Nil, which was unchanged from the $Nil of cash provided by financing activities during the three months ended March 31, 2011.

We estimate that we will spend approximately $200,000 on general and administrative expenses, $250,000 on exploration and $50,000 on travel over the next 12 months.

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

Cash on hand as of March 31, 2012 was $895,370.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Our company has adopted a December 31 fiscal year end.

CASH AND CASH EQUIVALENTS

Cash includes cash on account, demand deposits, and short-term instruments with maturities of three months or less.

CONCENTRATIONS OF CREDIT RISK

Our company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Our company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. Our company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

REVENUE RECOGNITION

Our company is in the exploration stage and has yet to realize revenues from operations. Once our company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash, accounts receivable, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective April 11, 2012, John Webster resigned as a director of our company. Mr. Webster's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

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

(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES 2009 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on

4.1           December 30, 2009).

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

(31)          RULE 13A-14 (D)/15D-14D) CERTIFICATIONS

31.1* Section 302 Certification by the Principal Executive Officer and Principal Financial Officer.

(32)          SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification by the Principal Executive Officer and Principal Financial Officer.

101**         INTERACTIVE DATA FILE
101.INS       XBRL Instance Document
101.SCH       XBRL Taxonomy Extension Schema Document
101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF       XBRL Taxonomy Extension Definition Linkbase Document
101.LAB       XBRL Taxonomy Extension Label Linkbase Document
101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: May 21, 2012                      /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)