Form 10-Q
period 2012-06-30
Lithium Corp
filed 2012-08-20
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012
                                       or

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

63,661,408 common shares issued and outstanding as of August 20, 2012.

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           23

Item 4.  Controls and Procedures                                              23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 1A. Risk Factors                                                         23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 3.  Defaults Upon Senior Securities                                      24

Item 4.  Mine Safety Disclosures                                              24

Item 5.  Other Information                                                    24

Item 6.  Exhibits                                                             24

SIGNATURES                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                            June 30,             December 31,
                                                                              2012                  2011
                                                                          ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $    808,795           $    970,030
  Accounts receivable                                                              778                    674
  Prepaid expenses                                                              54,171                 73,421
                                                                          ------------           ------------
Total Current Assets                                                           863,744              1,044,125
                                                                          ------------           ------------
OTHER ASSETS
  Loan receivable                                                               25,000                     --
  Property and equipment, net                                                      269                    377
  Mineral properties                                                           506,516                506,516
                                                                          ------------           ------------
Total Other Assets                                                             531,785                506,893
                                                                          ------------           ------------

TOTAL ASSETS                                                              $  1,395,529           $  1,551,018
                                                                          ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Accounts payable and accrued liabilities                                $      9,050           $     21,730
                                                                          ------------           ------------
Total Current Liabilities                                                        9,050                 21,730
                                                                          ------------           ------------

TOTAL LIABILITIES                                                                9,050                 21,730
                                                                          ------------           ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   63,661,408 common shares issued and outstanding (2011 - 62,917,288)          63,662                 63,662
  Additional paid in capital                                                 1,718,093              1,718,093
  Additional paid in capital - options                                         203,319                179,587
  Additional paid in capital - warrants                                      1,252,243              1,252,243
  Deficit accumulated during the exploration stage                          (1,850,838)            (1,684,297)
                                                                          ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                   1,386,479              1,529,288
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  1,395,529           $  1,551,018
                                                                          ============           ============

   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                           Period from
                                        Three Months     Three Months      Six Months       Six Months   January 30, 2007
                                           Ended            Ended            Ended            Ended       (Inception) to
                                          June 30,         June 30,         June 30,         June 30,        June 30,
                                            2012             2011             2012             2011            2012
                                        ------------     ------------     ------------     ------------    ------------
REVENUE                                 $         --     $         --     $         --     $         --    $         --
                                        ------------     ------------     ------------     ------------    ------------
OPERATING EXPENSES
  Professional fees                           23,507            8,435           33,339           10,249         171,858
  Depreciation                                    54              248              108              498           2,164
  Exploration expenses                         3,640           49,498           32,759           88,908         546,123
  Consulting fees                             34,799           28,162           49,949           28,162         277,813
  Insurance expense                            3,903            3,914            7,806            7,774          26,710
  Investor relations                           9,794           20,549           24,748           34,384         206,741
  Interest expense                                --               --               --               --          11,850
  Management fees                                 --               --               --               --          53,800
  Promotion                                    2,137               --            2,137               --           2,137
  Transfer agent and filing fees               1,775            2,853            4,206            5,195          39,101
  Travel                                         862            4,913            7,782           11,005          53,110
  Stock option compensation                       --               --               --               --         244,045
  Website development costs                       --               --               --               --           3,912
  Write-down of website costs                     --               --               --               --          12,000
  Write-down of mineral properties                --               --               --               --         149,609
  General and administrative                   2,613            4,017            4,814            5,574          70,229
                                        ------------     ------------     ------------     ------------    ------------
TOTAL OPERATING EXPENSES                      83,084          122,589          167,648          191,749       1,871,202
                                        ------------     ------------     ------------     ------------    ------------

LOSS FROM OPERATIONS                         (83,084)        (122,589)        (167,648)        (191,749)     (1,871,202)

OTHER INCOME (EXPENSE)
  Other income                                    --               --              671               --          18,623
  Interest income                                230              263              436              677           1,741
                                        ------------     ------------     ------------     ------------    ------------

LOSS BEFORE INCOME TAXES                     (82,854)        (122,326)        (166,541)        (191,072)     (1,850,838)

PROVISION FOR INCOME TAXES                        --               --               --               --              --
                                        ------------     ------------     ------------     ------------    ------------

NET LOSS                                $    (82,854)    $   (122,326)    $   (166,541)    $   (191,072)   $ (1,850,838)
                                        ============     ============     ============     ============    ============

NET LOSS PER SHARE: BASIC AND DILUTED   $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                        ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
  BASIC AND DILUTED                       63,661,408       63,337,360       63,661,408       63,175,138
                                        ============     ============     ============     ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                 Consolidated Statement of Stockholders' Equity
               From January 30, 2007 (Inception) to June 30, 2012
                                   (unaudited)

                                                                                                      Deficit
                                                                         Additional    Additional   Accumulated
                                      Common Stock         Additional     Paid in       Paid in     during the
                                 ---------------------      Paid in       Capital-      Capital-    Exploration
                                 Shares         Amount      Capital       Warrants      Options        Stage          Total
                                 ------         ------      -------       --------      -------        -----          -----
Balance, January 30, 2007
 (date of inception)                    --    $      --   $       --     $       --     $     --    $        --    $       --

Shares issued to founder
 on January 30, 2007
 @ $0.001 per share
 (par value $0.001 per share)  240,000,000      240,000     (220,000)            --           --             --        20,000
Net loss for the period
 ended December 31, 2007                --           --           --             --           --        (23,448)      (23,448)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2007     240,000,000      240,000     (220,000)            --           --        (23,448)       (3,448)

Common stock issued for cash
 @ $0.10 per share              28,200,000       28,200       18,800             --           --             --        47,000
Net loss for the year ended
 December 31, 2008                      --           --           --             --           --        (26,868)      (26,868)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2008     268,200,000      268,200     (201,200)            --           --        (50,316)       16,684

Shares issued in conjunction
 with merger                    12,350,000       12,350      537,355             --           --             --       549,705
Shares cancelled              (220,000,000)    (220,000)     220,000             --           --             --            --
Net loss for the year ended
 December 31, 2009                      --           --           --             --           --       (190,414)     (190,414)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2009      60,550,000       60,550      556,155             --           --       (240,730)      375,975

Shares issued with respect
 to Fish Lake                      367,288          368      174,632             --           --             --       175,000
Common stock issued for cash
 @ $1.00 per share               2,000,000        2,000      745,757      1,252,243           --             --     2,000,000
Stock options issued                    --           --           --             --      244,045             --       244,045
Net loss for the year ended
 Dec 31, 2010                           --           --           --             --           --       (852,656)     (852,656)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2010      62,917,288       62,918    1,476,544      1,252,243      244,045     (1,093,386)    1,942,364

Shares issued with respect
 to Fish Lake                      394,120          394       87,106             --           --             --        87,500
Forgiveness of debt                     --           --        6,335             --           --             --         6,335
Options exercised                  350,000          350      148,108             --      (64,458)            --        84,000
Net loss                                --           --           --             --           --       (590,911)     (590,911)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2011      63,661,408       63,662    1,718,093      1,252,243      179,587     (1,684,297)    1,529,288

Stock options issued                    --           --           --             --       23,732             --        23,732
Net loss                                --           --           --             --           --       (166,541)     (166,541)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------

Balance, June 30, 2012          63,661,408    $  63,662   $1,718,093     $1,252,243     $203,319    $(1,850,838)   $1,386,479
                              ============    =========   ==========     ==========     ========    ===========    ==========

   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                        Period from
                                                                       Six Months       Six Months    January 30, 2007
                                                                         Ended            Ended        (Inception) to
                                                                        June 30,         June 30,         June 30,
                                                                          2012             2011             2012
                                                                      ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                             $   (166,541)    $   (191,072)    $ (1,850,838)
  Adjustment for non-cash items:
    Write-down of software development                                          --               --           12,000
    Write-down of mineral properties                                            --               --          149,609
    Stock option compensation expense                                       23,732               --          267,776
    Amortization                                                               108              498            2,164
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                (104)              --             (778)
    (Increase) decrease in prepaid expenses                                 19,250           (7,206)         (54,171)
    Increase (decrease) in accounts payable and accrued liabilities        (12,680)         (20,956)           9,050
                                                                      ------------     ------------     ------------
Net Cash Used in Operating Activities                                     (136,235)        (218,736)      (1,465,188)
                                                                      ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                         --               --           (2,433)
  Purchase of software development                                              --               --          (12,000)
  Interest in mineral properties                                                --          (13,843)        (393,624)
                                                                      ------------     ------------     ------------
Net Cash Used in Investing Activities                                           --          (13,843)        (408,057)
                                                                      ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan receivable                                                          (25,000)              --          (25,000)
  Proceeds from (repayment to) director                                         --               --            6,335
  Proceeds from sale of stock                                                   --           84,000        2,700,705
                                                                      ------------     ------------     ------------
Net Cash Provided by (Used in) Financing Activities                        (25,000)          84,000        2,682,040
                                                                      ------------     ------------     ------------

Increase (decrease) in cash                                               (161,235)        (148,579)         808,795
Cash, beginning of period                                                  970,030        1,398,273               --
                                                                      ------------     ------------     ------------

Cash, end of period                                                   $    808,795     $  1,250,179     $    808,795
                                                                      ============     ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                              $          0     $          0     $     10,451
                                                                      ============     ============     ============
  Cash paid for income taxes                                          $          0     $          0     $          0
                                                                      ============     ============     ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                          $          0     $     87,500     $    262,500
                                                                      ============     ============     ============
  Shareholder debt converted to contributed capital                   $          0     $          0     $      6,335
                                                                      ============     ============     ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2012


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2012


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2012


NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $1,850,838 as of June 30, 2012. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                                June 30,            December 31,
                                                  2012                 2011
                                                --------             --------
Exploration costs                               $     --             $  9,000
Bonds                                             39,754               39,754
Rent                                                 298                  298
Insurance                                          4,589               12,395
Office                                             6,938                5,804
Investor relations                                 2,592                6,168
Consulting                                            --                   --
                                                --------             --------
Total prepaid expenses                          $ 54,171             $ 73,421
                                                ========             ========

NOTE 4 - PROPERTY AND EQUIPMENT

                                                June 30,            December 31,
                                                  2012                 2011
                                                --------             --------
Computer Equipment                              $  2,433             $  2,433
Less: Accumulated depreciation                    (2,164)              (2,056)
                                                --------             --------
Property and equipment, net                     $    269             $    377
                                                ========             ========

Depreciation expense was $108 and $498 for the six months ended June 30, 2012 and 2011, respectively.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2012


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

1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
5th Disbursement:  within 10 days of June 30, 2010 (paid)
6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at June 30, 2012, the Company has recorded $414,168 in acquisition costs related to the Fish Lake Property.

Staked Properties

The Company has staked claims with various registries as summarized below:

Name                     Claims (Area in Acres)             Amount
----                     ----------------------             ------
Salt Wells                    156 (12,480)                  $74,452
Other                                                       $17,896

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment allowance was recorded during the three months ended June 30, 2012 and 2011.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2012


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

There were 63,661,408 shares of common stock issued and outstanding as of June 30, 2012.

Warrants

                                                               Outstanding at
Issue Date          Number      Price      Expiry Date         June 30, 2012
----------          ------      -----      -----------         -------------
March 24, 2010    2,000,000     $1.35     March 24, 2012         2,000,000

The warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 1 and years, dividend yield of 0%, risk free interest rates of 0.03% and 1.60%% and volatility of 110%. The fair value of the warrants was adjusted against additional paid in capital.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2012


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
Expected life of options                                                 5 years

                               Weighted             Total
                Total           Average           Weighted
Exercise       Options       Remaining Life        Average            Options
Prices       Outstanding        (Years)         Exercise Price      Exercisable
------       -----------        -------         --------------      -----------
$0.07          500,000           3.23               $0.07             500,000
$0.07          400,000           3.23               $0.07             400,000
$0.07          450,000           4.92               $0.07             400,000

Total stock-based compensation for the three months ended June 30, 2012 was $23,732 (2011: $Nil).

The following table summarizes the stock options outstanding at June 30, 2012:

                                                                  Outstanding at
Issue Date            Number      Price       Expiry Date         June 30, 2012
----------            ------      -----       -----------         -------------
September 23, 2010   500,000      $0.07    September 23, 2015        500,000
September 23, 2010   400,000      $0.07    September 23, 2015        400,000
May 31, 2012         450,000      $0.07    May 31, 2017              450,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2012


NOTE 7 - INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $1,850,838 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                    Six Months       Six Months
                                                      Ended            Ended
                                                     June 30,         June 30,
                                                       2012             2011
                                                     --------         --------
Federal income tax benefit attributable to:
  Current operations                                 $ 56,624         $ 64,965
  Less: valuation allowance                           (56,624)         (64,965)
                                                     --------         --------
Net provision for Federal income taxes               $      0         $      0
                                                     ========         ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                     June 30,       December 31,
                                                       2012            2011
                                                     ---------       ---------
Deferred tax asset attributable to:
  Net operating loss carryover                       $ 629,285       $ 572,661
  Less: valuation allowance                           (629,285)       (572,661)
                                                     ---------       ---------
Net deferred tax asset                               $       0       $       0
                                                     =========       =========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,850,838 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2012 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

The property was originally held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium had agreed to issue the vendors $350,000 worth of common stock of our company in eight regular disbursements. To date all disbursements have been made of stock worth a total of $350,000, and claim ownership has been transferred to Lithium Corporation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2011

We had a net loss of $82,854 for the three month period ended June 30, 2012, which was $39,472 less than the net loss of $122,326 for the three month period ended June 30, 2011. The significant change in our results over the two periods is primarily the result of decreased exploration activity.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2012 and 2011:

                                                                Change Between
                                                              Three Month Period
                                 Three Months   Three Months        Ended
                                    Ended          Ended       June 30, 2012 and
                                   June 30,       June 30,         June 30,
                                     2012           2011             2011
                                   --------       --------         --------
Revenue                            $    Nil      $     Nil         $    Nil
Professional fees                    23,507          8,435           15,072
Amortization                             54            248              194
Exploration expenses                  3,640         49,498           45,858
Consulting fees                      34,799         28,162            6,637
Insurance expense                     3,903          3,914              (11)
Investor relations                    9,794         20,549          (10,755)
Promotion                             2,137            Nil            2,137
Transfer agent and filing fees        1,775          2,853           (1,078)
Travel                                  862          4,913           (4,051)
General and administrative            2,613          4,017           (1,404)
Interest (income) expense               230            263              (33)
                                   --------      ---------         --------
Net loss                           $(82,854)     $(122,326)        $(39,472)
                                   ========      =========         ========

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

We had a net loss of $166,541 for the six month period ended June 30, 2012, which was $24,531 less than the net loss of $191,072 for the six month period ended June 30, 2011. The significant change in our results over the two periods is primarily the result of decreased exploration activity.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2012 and 2011:

                                                               Change Between
                                                              Six Month Period
                                 Six Months     Six Months         Ended
                                   Ended          Ended      June 30, 2012 and
                                  June 30,       June 30,         June 30,
                                    2012           2011             2011
                                 ----------     ----------       ----------
Revenue                          $      Nil     $     Nil        $      Nil
Professional fees                   33,339         10,249            23,090
Amortization                           108            498              (390)
Exploration expenses                32,759         88,908           (56,149)
Consulting fees                     49,949         28,162            21,787
Insurance expense                    7,806          7,774                32
Investor relations                  24,748         34,384            (9,636)
Promotion                            2,137            Nil             2,137
Transfer agent and filing fees       4,206          5,195              (989)
Travel                               7,782         11,005            (3,223)
General and administrative           4,814          5,574              (760)
Other income                           671            Nil               671
Interest (income) expense              436            667              (231)
Net loss                         $(166,541)     $(191,072)       $  (24,531)

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2012, reflects current assets of $863,744. We had cash in the amount of $808,795 and a working capital in the amount of $854,694 as of June 30, 2012. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                        At              At
                                                      June 30,      December 31,
                                                        2012           2011
                                                     ----------     ----------
Current assets                                       $  863,744     $1,044,125
Current liabilities                                       9,050         21,730
                                                     ----------     ----------
Working capital                                      $  854,694     $1,022,395
                                                     ==========     ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                         2012           2011
                                                      ----------     ----------
Net cash provided by (used in) operating activities   $ (136,235)    $ (218,736)
Net cash provided by (used in) investing activities           --        (13,843)
Net cash provided by (used in) financing activities      (25,000)        84,000
                                                      ----------     ----------
Net increase (decrease) in cash during period         $ (161,235)    $ (148,579)
                                                      ==========     ==========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the six months ended June 30, 2012 was $136,235, an decrease of $82,501 from the $218,736 net cash outflow during the six months ended June 30, 2011.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the maintenance of our company's properties.

Cash used in investing activities during the six months ended June 30, 2012 was $Nil, which was a decreasefrom the $13,843 of cash used investing activities during the six months ended June 30, 2011. This decrease in the cash used in investing activities was primarily due to a less aggressive exploration program during the period.

FINANCING ACTIVITIES

Cash used in financing activities during the six months ended June 30, 2012 was $25,000 as compared to the $84,000 in cash provided by financing activities during the six months ended June 30, 2011.

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

Cash on hand as of June 30, 2012 was $808,795.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 31, 2012, Henry Tonking resigned as a director of our company. Mr. Tonking's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: August 20, 2012                   /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)