Form 10-Q
period 2012-09-30
Lithium Corp
filed 2012-11-14
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 000-54322


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                              98-0530295
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

 11380 S Virginia St. # 2011, Reno, Nevada                         89511
 (Address of principal executive offices)                        (Zip Code)

                                  775.410.5287
              (Registrant's telephone number, including area code)

                     10597 Double R Blvd, Reno, Nevada 89521
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

63,661,408 common shares issued and outstanding as of November 1, 2012.

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22

Item 4.  Controls and Procedures                                              22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 1A. Risk Factors                                                         23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Mine Safety Disclosures                                              23

Item 5.  Other Information                                                    23

Item 6.  Exhibits                                                             23

SIGNATURES                                                                    25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                          September 30,          December 31,
                                                                              2012                  2011
                                                                          ------------           ------------
                                     ASSETS

Current Assets
  Cash                                                                    $    749,693           $    970,030
  Accounts receivable                                                              674                    674
  Prepaid expenses                                                              48,248                 73,421
                                                                          ------------           ------------
Total Current Assets                                                           798,615              1,044,125
                                                                          ------------           ------------
Other Assets
  Property and equipment, net                                                      215                    377
  Mineral properties                                                           163,140                506,516
                                                                          ------------           ------------
Total Other Assets                                                             163,355                506,893
                                                                          ------------           ------------

TOTAL ASSETS                                                              $    961,970           $  1,551,018
                                                                          ============           ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
    Accounts payable and accrued liabilities                              $     18,793           $     21,730
                                                                          ------------           ------------
Total Current Liabilities                                                       18,793                 21,730
                                                                          ------------           ------------

TOTAL LIABILITIES                                                               18,793                 21,730
                                                                          ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   63,661,408 common shares issued and outstanding (2011 - 62,917,288)          63,662                 63,662
  Additional paid in capital                                                 1,718,093              1,718,093
  Additional paid in capital - options                                         203,318                179,587
  Additional paid in capital - warrants                                      1,252,243              1,252,243
  Deficit accumulated during the exploration stage                          (2,294,139)            (1,684,297)
                                                                          ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                     943,177              1,529,288
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    961,970           $  1,551,018
                                                                          ============           ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (unaudited)

                                                                                                           Period from
                                   Three Months      Three Months       Nine Months       Nine Months    January 30, 2007
                                       Ended             Ended             Ended             Ended        (Inception) to
                                   September 30,     September 30,     September 30,     September 30,     September 30,
                                       2012              2011              2012              2011              2012
                                   ------------      ------------      ------------      ------------      ------------
REVENUE                            $         --      $         --      $         --      $         --      $         --
                                   ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
  Professional fees                      13,273             5,359            46,612            15,608           185,131
  Depreciation                               54                --               162               498             2,218
  Exploration expenses                   16,700           102,851            49,459           191,759           562,823
  Consulting fees                        18,550             6,258            44,768            34,420           272,632
  Insurance expense                       3,903             3,913            11,709            11,687            30,613
  Investor relations                     11,852            15,302            36,600            49,686           218,593
  Interest expense                           --                --                --                --            11,850
  Management fees                            --                --                --                --            53,800
  Promotion                                  --                --             2,137                --             2,137
  Transfer agent and filing fees          2,498             4,321             6,704             9,516            41,599
  Travel                                  5,396             4,315            13,178            15,320            58,506
  Stock option compensation                  --                --            23,731                --           267,776
  Website development costs                  --                --                --                --             3,912
  Write-down of website costs                --                --                --                --            12,000
  Write-down of mineral properties      369,137            37,033           369,137            37,033           518,746
  General and administrative              2,257             4,700             7,070            10,274            72,485
                                   ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                443,620           184,052           611,267           375,801         2,314,821
                                   ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                   (443,620)         (184,052)         (611,267)         (375,801)       (2,314,821)

OTHER INCOME (EXPENSE)
  Other income                               --                --               671                --            18,623
  Interest income                           318               231               754               908             2,059
                                   ------------      ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES               (443,302)         (183,821)         (609,842)         (374,893)       (2,294,139)

PROVISION FOR INCOME TAXES                   --                --                --                --                --
                                   ------------      ------------      ------------      ------------      ------------

NET LOSS                           $   (443,302)     $   (183,821)     $   (609,842)     $   (374,893)     $ (2,294,139)
                                   ============      ============      ============      ============      ============

NET LOSS PER SHARE: BASIC AND
 DILUTED                           $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED      63,661,408        63,337,360        63,661,408        63,175,138
                                   ============      ============      ============      ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                 Consolidated Statement of Stockholders' Equity
             From January 30, 2007 (Inception) to September 30, 2012
                                   (unaudited)

                                                                                                      Deficit
                                                                         Additional    Additional   Accumulated
                                      Common Stock         Additional     Paid in       Paid in     during the
                                 ---------------------      Paid in       Capital-      Capital-    Exploration
                                 Shares         Amount      Capital       Warrants      Options        Stage          Total
                                 ------         ------      -------       --------      -------        -----          -----
Balance, January 30, 2007
 (date of inception)                    --    $      --   $       --     $       --     $     --    $        --    $       --

Shares issued to founder
 on January 30, 2007
 @ $0.001 per share
 (par value $0.001 per share)  240,000,000      240,000     (220,000)            --           --             --        20,000
Net loss for the period
 ended December 31, 2007                --           --           --             --           --        (23,448)      (23,448)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2007     240,000,000      240,000     (220,000)            --           --        (23,448)       (3,448)

Common stock issued for cash
 @ $0.10 per share              28,200,000       28,200       18,800             --           --             --        47,000
Net loss for the year ended
 December 31, 2008                      --           --           --             --           --        (26,868)      (26,868)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2008     268,200,000      268,200     (201,200)            --           --        (50,316)       16,684

Shares issued in conjunction
 with merger                    12,350,000       12,350      537,355             --           --             --       549,705
Shares cancelled              (220,000,000)    (220,000)     220,000             --           --             --            --
Net loss for the year ended
 December 31, 2009                      --           --           --             --           --       (190,414)     (190,414)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2009      60,550,000       60,550      556,155             --           --       (240,730)      375,975

Shares issued with respect
 to Fish Lake                      367,288          368      174,632             --           --             --       175,000
Common stock issued for cash
 @ $1.00 per share               2,000,000        2,000      745,757      1,252,243           --             --     2,000,000
Stock options issued                    --           --           --             --      244,045             --       244,045
Net loss for the year ended
 December 31, 2010                      --           --           --             --           --       (852,656)     (852,656)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2010      62,917,288       62,918    1,476,544      1,252,243      244,045     (1,093,386)    1,942,364

Shares issued with respect
 to Fish Lake                      394,120          394       87,106             --           --             --        87,500
Forgiveness of debt                     --           --        6,335             --           --             --         6,335
Options exercised                  350,000          350      148,108             --      (64,458)            --        84,000
Net loss                                --           --           --             --           --       (590,911)     (590,911)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------
Balance, December 31, 2011      63,661,408       63,662    1,718,093      1,252,243      179,587     (1,684,297)    1,529,288

Stock options issued                    --           --           --             --       23,731             --        23,731

Net loss                                --           --           --             --           --       (609,842)     (609,842)
                              ------------    ---------   ----------     ----------     --------    -----------    ----------

Balance, September 30, 2012     63,661,408    $  63,662   $1,718,093     $1,252,243     $203,318    $(2,294,139)   $  943,177
                              ============    =========   ==========     ==========     ========    ===========    ==========


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                           Period from
                                                              Nine Months            Nine Months         January 30, 2007
                                                                 Ended                  Ended             (Inception) to
                                                             September 30,          September 30,          September 30,
                                                                 2012                   2011                   2012
                                                             ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                    $   (609,842)          $   (374,893)          $ (2,294,139)
  Adjustment for non-cash items:
    Write-down of software development                                 --                     --                 12,000
    Write-down of mineral properties                              369,137                 37,033                518,746
    Stock option compensation expense                              23,731                     --                267,776
    Amortization                                                      162                    498                  2,218
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                         --                     --                   (674)
    (Increase) decrease in prepaid expenses                        25,173                  8,769                (48,248)
    Increase (decrease) in accounts payable
     and accrued liabilities                                       (2,937)               (21,518)                18,793
                                                             ------------           ------------           ------------
Net Cash Used in Operating Activities                            (194,577)              (350,111)            (1,523,528)
                                                             ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                --                     --                 (2,433)
  Purchase of software development                                     --                     --                (12,000)
  Interest in mineral properties                                  (25,760)               (40,543)              (419,386)
                                                             ------------           ------------           ------------
Net Cash Used in Investing Activities                             (25,760)               (40,543)              (433,819)
                                                             ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment to) director                                --                     --                  6,335
  Proceeds from sale of stock                                          --                 84,000              2,700,705
                                                             ------------           ------------           ------------
Net Cash Provided by (Used in) Financing Activities                    --                 84,000              2,707,040
                                                             ------------           ------------           ------------

Increase (decrease) in cash                                      (220,337)              (306,654)               749,693
Cash, beginning of period                                         970,030              1,398,758                     --
                                                             ------------           ------------           ------------

Cash, end of period                                          $    749,693           $  1,092,104           $    749,693
                                                             ============           ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                     $          0           $          0           $     10,451
                                                             ============           ============           ============
  Cash paid for income taxes                                 $          0           $          0           $          0
                                                             ============           ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                 $          0           $     87,500           $    262,500
                                                             ============           ============           ============
  Shareholder debt converted to contributed capital          $          0           $          0           $      6,335
                                                             ============           ============           ============


   See the accompanying notes to the interim consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2012


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2012


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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $518,746 was recorded since inception relating to the abandonment of some mineral claims.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2012


NOTE 2 - GOING CONCERN

Lithium's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $2,294,139 as of September 30, 2012. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                          September 30,           December 31,
                                              2012                   2011
                                            --------               --------
Exploration costs                           $     --               $  9,000
Bonds                                         40,869                 39,754
Rent                                             500                    298
Insurance                                        686                 12,395
Office                                         5,391                  5,804
Investor relations                               802                  6,168
Consulting                                        --                     --
                                            --------               --------
Total prepaid expenses                      $ 48,248               $ 73,421
                                            ========               ========

NOTE 4 - PROPERTY AND EQUIPMENT

                                          September 30,           December 31,
                                              2012                   2011
                                            --------               --------
Computer Equipment                          $  2,433               $  2,433
Less: Accumulated depreciation                (2,218)                (2,056)
                                            --------               --------
Property and equipment, net                 $    215               $    377
                                            ========               ========

Depreciation expense was $162 and $498 for the nine months ended September 30, 2012 and 2011, respectively.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2012


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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at September 30, 2012, the Company has recorded $157,500 in acquisition costs related to the Fish Lake Property.

Staked Properties

The Company has staked claims with various registries as summarized below:

          Name          Claims (Area in Acres)      Amount
          ----          ----------------------      ------
       San Emidio                                   $5,719

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. An impairment allowance of $369,137 (2011: $37,033) was recorded during the nine months ended September 30, 2012.

NOTE 6 - CAPITAL STOCK

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

Common Stock

On January 30, 2007, the Company issued 4,000,000 pre-split (240,000,000 post split) shares of its common stock to founders for proceeds of $20,000.

During the year-ended December 31, 2008, the Company issued 470,000 pre-split (28,200,000 post split) shares of its common stock for total proceeds of $47,000.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2012


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

On March 24, 2010, the Company issued 2,000,000 units in a private placement, raising gross proceeds of $2,000,000, or $1.00 per unit. Each unit consists of one common share in the capital of our company and one non-transferable common share purchase warrant. Each whole common share purchase warrant non-transferable entitles the holder thereof to purchase one share of common stock in the capital of our company, for a period of twelve months commencing the closing, at a purchase price of $1.20 per warrant share and at a purchase price of $1.35 per warrant share between twelve and twenty-four months after closing.

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

There were 63,661,408 shares of common stock issued and outstanding as of September 30, 2012.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2012


NOTE 6 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation

The Company granted 500,000 options at an exercise price of $0.28 to managing directors. The Company granted another 750,000 options to non-managing directors, and consultants for management services at an exercise price of $0.24. These options were vested on the date of grant. During the year ended December 31, 2011, 350,000 stock options were exercised for proceeds totalling $84,000. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

Risk free interest rate                             2.40%
Expected dividend yield                                0%
Expected stock price volatility                       93%
Expected life of options                          5 years

                               Weighted             Total
                Total           Average           Weighted
Exercise       Options       Remaining Life        Average            Options
Prices       Outstanding        (Years)         Exercise Price      Exercisable
------       -----------        -------         --------------      -----------
$0.07          600,000           2.98               $0.07             600,000
$0.07          450,000           4.67               $0.07             450,000

Total stock-based compensation for the nine months ended September 30, 2012 was $23,731 (2011: $Nil).

The following table summarizes the stock options outstanding at September 30, 2012:

                                                                 Outstanding at
   Issue Date         Number     Price       Expiry Date      September 30, 2012
   ----------         ------     -----       -----------      ------------------
September 23, 2010   600,000     $0.07    September 23, 2015        600,000
May 31, 2012         450,000     $0.07    May 31, 2017              450,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2012


NOTE 7 - INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $2,294,139 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                Nine Months         Nine Months
                                                   Ended               Ended
                                               September 30,       September 30,
                                                   2012                2011
                                                ----------          ----------
Federal income tax benefit attributable to:
  Current operations                            $  207,346          $  127,464
  Less: valuation allowance                       (207,346)           (127,464)
                                                ----------          ----------
Net provision for Federal income taxes          $        0          $        0
                                                ==========          ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                               September 30,        December 31,
                                                   2012                2011
                                                ----------          ----------
Deferred tax asset attributable to:
  Net operating loss carryover                  $  780,007          $  572,661
  Less: valuation allowance                       (780,007)           (572,661)
                                                ----------          ----------
Net deferred tax asset                          $        0          $        0
                                                ==========          ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,294,139 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2012 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

On August 31, 2009, we entered into a letter of intent with Nevada Lithium regarding a business combination which may be effected in one of several different ways, including an asset acquisition, merger of our company and Nevada Lithium, or a share exchange whereby we would purchase the shares of Nevada Lithium from its shareholders in exchange for restricted shares of our common stock.

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

On October 9, 2009, we entered into a share exchange agreement with Nevada Lithium and the shareholders of Nevada Lithium. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Nevada Lithium occurred on October 19, 2009. In accordance with the closing of the share exchange agreement, we issued 12,350,000 shares of our common stock to the former shareholders of Nevada Lithium in exchange for the acquisition, by our company, of all of the 12,350,000 issued and outstanding shares of Nevada Lithium. Also, pursuant to the terms of the share exchange agreement, a director of our company cancelled 220,000,000 restricted shares of our common stock.

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

The property was originally held under mining lease purchase agreement dated June 1, 2009 between Nevada Lithium, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium had agreed to issue the vendors $350,000 worth of common stock of our company in eight regular disbursements. To date all disbursements have been made of stock worth a total of $350,000, and claim ownership has been transferred to our company.

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

Our company has completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the Fall of 2010. Near-surface brine sampling during the Spring of 2011 has outlined a boron/lithium/potassium anomaly that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L, with boron ranging from 1,500 to 2,670 mg/L, and potassium from 5,400 to 8,400 mg/L. Our company had planned to drill this property during the Summer/Fall of 2011, but it had been considerably wetter than normal there, and the opportunity to safely drill this property did not present itself in 2011. Our company plans to drill this property as soon as feasible.

SALT WELLS

The Salt Wells property was acquired through staking a 12,320 acre parcel that covers the Eightmile Basin, a playa, which lies approximately 15 miles to the southeast of Fallon, the county seat of Churchill County, Nevada. In 2011 the property was reduced through allowing a number of non-prospective, non-strategic claims to lapse. Exploratory drilling in Fall 2011 was disappointing and all the remaining claims here were allowed to lapse in September 2012.

SAN EMIDIO

The San Emidio property was acquired through the staking of claims in September 2011. The twenty - eighty (80) acre Association Placer claims staked here cover an area of approximately 1,600 acres. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

We developed this prospect during 2009, and 2010 through surface sampling, and the early reconnaissance sampling determined that anomalous values for lithium occur in the playa sediments over a good portion of the playa. This sampling appeared to indicate that the most prospective areas on the playa may be on the newly staked block proximal to the southern margin of the basin, where it is possible the structures that are responsible for the geothermal system here may also have influenced lithium deposition in sediments.

In Spring 2011, our company conducted near-surface brine sampling and a high resolution gravity geophysical survey in Summer/Fall 2011. Our company permitted a 7 hole drilling program with the Bureau of Land Management in late Fall 2011, and a direct push drill program was commenced in early February 2012. Drilling here delineated a narrow elongate shallow brine reservoir which is greater than
2.5 miles length, and which is adjacent to a basinal feature outlined by the earlier gravity survey. Two values of over 20 milligrams/liter lithium were obtained from two holes located centrally in this brine anomaly. Our company drilled this prospect in October, and is currently waiting on results.

OTHER

Our company allowed all 62 Association Placer Claims held at our Cortez Prospect in Lander County, Nevada to lapse in September of 2011 as, although drilling there in the Summer of 2011 determined that a considerable volume of brine can be found locally, lithium contents were low and our company concluded that it would perhaps be more prudent to focus resources elsewhere.

We are currently developing plans for exploring other locations which are felt to be prospective for hosting lithium mineralization, as well as evaluating opportunities brought to the company by third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

We had a net loss of $443,302 for the three month period ended September 30, 2012, which was $259,481 more than the net loss of $183,821 for the three month period ended September 30, 2011. The significant change in our results over the two periods is primarily the result of increase in a write-down of mineral properties offset by decreases in exploration expense.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2012 and 2011:

                                                              Change Between
                                                             Three Month Period
                                                                  Ended
                                Three Months   Three Months  September 30, 2012
                                   Ended          Ended            and
                                September 30,  September 30,   September 30,
                                    2012           2011            2011
                                 ----------     ----------      ----------
Professional fees                $   13,273     $    5,359      $    7,914
Amortization                             54             --              54
Exploration expenses                 16,700        102,851         (86,151)
Consulting fees                      18,550          6,258          12,292
Insurance expense                     3,903          3,913             (10)
Investor relations                   11,852         15,302          (3,450)
Transfer agent and filing fees        2,498          4,321          (1,823)
Travel                                5,396          4,315           1,081
Write-down of mineral properties    369,137         37,033         332,104
General and administrative            2,257          4,700          (2,443)
Interest income                        (318)          (231)            (87)
                                 ----------     ----------      ----------
Net loss                         $  443,302     $  183,821      $  259,481
                                 ==========     ==========      ==========

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

We had a net loss of $609,842 for the nine month period ended September 30, 2012, which was $234,949 more than the net loss of $374,893 for the nine month period ended September 30, 2011. The significant change in our results over the two periods is primarily the result of increase in a write-down of mineral properties offset by decreases in exploration expense.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2012 and 2011:

                                                              Change Between
                                                             Nine Month Period
                                                                  Ended
                                 Nine Months    Nine Months  September 30, 2012
                                   Ended          Ended            and
                                September 30,  September 30,   September 30,
                                    2012           2011            2011
                                 ----------     ----------      ----------
Professional fees                $   46,612     $   15,608      $   31,004
Amortization                            162            498            (336)
Exploration expenses                 49,459        191,759        (142,300)
Consulting fees                      44,768         34,420          10,348
Insurance expense                    11,709         11,687              22
Investor relations                   36,600         49,686         (13,086)
Promotion                             2,137             --           2,137
Transfer agent and filing fees        6,704          9,516          (2,812)
Travel                               13,178         15,320          (2,142)
Stock option compensation            23,731             --          23,731
Write-down of mineral properties    369,137         37,033         332,104
General and administrative            7,070         10,274          (3,204)
Other income                           (671)            --            (671)
Interest income                        (754)          (908)            154
                                 ----------     ----------      ----------
Net loss                         $  609,842     $  374,893      $  234,949
                                 ==========     ==========      ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2012, reflects current assets of $798,615. We had cash in the amount of $749,693 and a working capital in the amount of $779,822 as of September 30, 2012. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                        At              At
                                                   September 30,    December 31,
                                                       2012            2011
                                                    ----------      ----------
Current assets                                      $  798,615      $1,044,125
Current liabilities                                     18,793          21,730
                                                    ----------      ----------
Working capital                                     $  779,822      $1,022,395
                                                    ==========      ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                         2012           2011
                                                      ----------     ----------
Net cash provided by (used in) operating activities   $ (194,577)    $ (350,111)
Net cash provided by (used in) investing activities      (25,760)       (40,543)
Net cash provided by (used in) financing activities           --         84,000
                                                      ----------     ----------
Net increase (decrease) in cash during period         $ (220,337)    $ (306,654)
                                                      ==========     ==========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the nine months ended September 30, 2012 was $194,577, a decrease of $155,534 from the $350,111 net cash outflow during the nine months ended September 30, 2011.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the maintenance of our company's properties.

Cash used in investing activities during the nine months ended September 30, 2012 was $25,760, which was a $14,783 decrease from the $40,543 of cash used investing activities during the nine months ended September 30, 2011. This decrease in the cash used in investing activities was primarily due to a less aggressive exploration program during the period.

FINANCING ACTIVITIES

Cash provided by financing activities during the nine months ended September 30, 2012 was $Nil as compared to the $84,000 in cash provided by financing activities during the nine months ended September 30, 2011.

We estimate that we will spend approximately $200,000 on general and administrative expenses, $250,000 on exploration and $50,000 on travel over the next 12 months. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

                                                             $
                                                          --------
            General, Administrative Expenses               200,000
            Exploration Expenses                           250,000
            Travel                                          50,000
                                                          --------
            TOTAL                                          500,000
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

Cash on hand as of September 30, 2012 was $749,693.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $518,746 was recorded since inception relating to the abandonment of some mineral claims.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                         Description
-----------                         -----------

  (3)          ARTICLES OF INCORPORATION AND BYLAWS

  3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007).

  3.2 Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007).

  3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009).

Exhibit No.                         Description
-----------                         -----------

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

                                         LITHIUM CORPORATION
                                             (Registrant)


Dated: November 14, 2012                 /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)