Form 10-K
period 2012-12-31
Lithium Corp
filed 2013-04-15
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ___________

                        Commission file number 000-54332


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                              98-0530295
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

11380 S. Virginia St. #2011, Reno, Nevada                          89521
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (775) 410-5287

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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $3,012,637 based on a $0.069 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
74,661,408 common shares as of April 3, 2013.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

Item 1.  Business                                                              3

Item 1A. Risk Factors                                                          7

Item 1B. Unresolved Staff Comments                                            11

Item 2.  Properties                                                           11

Item 3.  Legal Proceedings                                                    11

Item 4.  Mine Safety Disclosures                                              11

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            11

Item 6.  Selected Financial Data                                              14

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           19

Item 8.  Financial Statements and Supplementary Data                          20

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 33

Item 9A. Controls and Procedures                                              33

Item 9B. Other Information                                                    34

Item 10. Directors, Executive Officers and Corporate Governance               34

Item 11. Executive Compensation                                               39

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          41

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         42

Item 14. Principal Accounting Fees and Services                               43

Item 15. Exhibits, Financial Statement Schedules                              43

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

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley property and the San Emidio prospect.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda county in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold forty - eighty (80) acre Association Placer claims that cover approximately 3200 acres (1280 hectares). Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our company allowed 56 claims to lapse on September 01, 2012 that covered the southern playa area. These claims were allowed to lapse as it was determined through the course of work over the past three years that they are not overly prospective for hosting lithium brine resources, nor is it strategically advantageous to continue to hold them.

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

The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, & Peru, and more importantly Clayton Valley, where Chemetall has its Silver Peak lithium-brine operation. Access is excellent in Fish Lake Valley with all-weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the Playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 12 miles to the south, while the town of Tonopah Nevada is approximately 50 miles to the East.

Our company has completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the fall of 2010. Near-surface brine sampling during the Spring of 2011 outlined a boron/lithium/potassium anomaly on the northern portions of the northern playa, that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L (Average 122.5 mg/L), with boron ranging from 1,500 to 2,670 mg/L (Average 2219 mg/L), and potassium from 5,400 to 8,400 mg/L (Average 7030 mg/L. Wet conditions on the playa precluded drilling there in 2011, and for a good portion of 2012, however a window of opportunity presented itself in late fall 2012. In November/December 2012 we conducted a short direct push drill program on the northern end of the playa, wherein a total of 1,240.58 feet (378.09 meters) was drilled in 20 holes at 17 discrete sites, and an area of 3,356 feet (1,023 meters) by 2,776 feet (846 meters) was systematically explored by grid drilling. The deepest hole was 81 feet (24.69 meters), and the shallowest hole that produced brine was 34 feet (10.36 meters). The average depth of the holes drilled during the program was 62 feet (18.90). The program successfully demonstrated that lithium-boron-potassium-enriched brines exist to at least 62 feet (18.9 meters) depth in sandy or silty aquifers that vary from approximately three to ten feet (one to three meters) in thickness. Lithium values range from 7.6 mg/L to 151.3 mg/L, whereas boron ranges from 146 to 2,160.7 mg/L, and potassium ranged from
0.1 to 1.3%. Average lithium, boron and potassium contents of all samples are
47.05 mg/L, 992.7 mg/L, and 0.535% respectively. The anomaly outlined by the drill program is 1,476 by 2,461 feet (450 meters by 750 meters), and is not fully delimited, as the area available for drilling was restricted due to soft ground conditions to the east and to the south. A 50 mg/L lithium cutoff is used to define this anomaly and within this zone average lithium, boron and potassium contents are 90.97 mg/L, 1,532.92 mg/L, and 0.88% respectively.

Our company is very pleased with the results here, and believes that the playa at Fish Lake Valley may be conducive to the formation of a "Silver Peak" style lithium brine deposit. Our company is reviewing the results in regards to the overall geological interpretation of the lithium, boron and potassium bearing strata. The results confirm the presence of targeted mineralization and further evaluation programs will focus on determining the extent and depth of mineralization.

SAN EMIDIO

The San Emidio property was acquired through the staking of claims in September 2011. The twenty - eighty (80) acre Association Placer claims currently held here cover an area of approximately 1600 acres (640 hectares). Ten claims in the southern portions of the original claim block that was staked in 2011 were allowed to lapse on September 01, 2012, and a further ten claims were then staked and recorded. These new claims are north of, and contiguous to the surviving claims from our earlier block. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

Our company conducted near-surface brine sampling in the Spring of 2011, and a high resolution gravity geophysical survey in Summer/Fall 2011. Our company then permitted a 7 hole drilling program with the Bureau of Land management in late Fall 2011, and a direct push drill program was commenced in early February 2012. Drilling here delineated a narrow elongated shallow brine reservoir which is greater than 2.5 miles length, and which is adjacent to a basinal feature outlined by the earlier gravity survey. Two values of over 20 milligrams/liter lithium were obtained from two holes located centrally in this brine anomaly.

Most recently we drilled this prospect in late October 2012, further testing the area of the property in the vicinity where prior exploration by our company discovered elevated lithium levels in subsurface brines. During the recent program a total of 856 feet (260.89 meters) was drilled at 8 discrete sites. The deepest hole was 160 feet (48.76 meters), and the shallowest hole that produced brine was 90 feet (27.43 meters). The average depth of the seven hole program was 107 feet (32.61 meters). The program better defined a lithium-in-brine anomaly that was discovered in early 2012. This anomaly is approximately 0.6 miles (370 meters) wide at its widest point by more than 3 miles (2 kilometers) long. The peak value seen within the anomaly is 23.7 mg/l lithium, which is 10 to 20 times background levels outside the anomaly. Our company believes that much like Fish Lake Valley the playa at San Emidio may be conducive to the formation of a "Silver Peak" style lithium brine deposit, and the recent drilling indicates that the anomaly occurs at or near the intersection of several faults that may have provided the structural setting necessary for the formation of a lithium-in-brine deposit at depth.

Our company is compiling all data, and intends to amend its permits with the Bureau of Land Management, and to commence a deeper drilling program here in our second quarter or possibly early in our third quarter of 2013.

OTHER

Our company allowed all 62 Association Placer Claims held at our Cortez Prospect in Lander County Nevada to lapse in September of 2011 as, although drilling there in the Summer of 2011 determined that a considerable volume of brine can be found locally, lithium contents were below anomalous thresholds, and our company concluded that it would perhaps be more prudent to focus resources elsewhere.

Similarly the Salt Wells property was acquired through staking a 12,320 acre parcel that covers the Eightmile Basin, in Churchill County, Nevada in 2009 and 2010. In September 2011 the property was reduced as we allowed a number of non-prospective, non-strategic claims to lapse. Exploratory drilling in the Fall of 2011 was disappointing and the remaining eighty (80) claims here were allowed to lapse in September 2012.

There are no further commitments or contingencies related to any of these mineral properties.

We are currently exploring other locations which are felt to be prospective for hosting lithium mineralization, as well as evaluating opportunities brought to the company by third parties.

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

EMPLOYEES

We have no employees. Our officers and directors provide their services to our company as independent contractors.

SUBSIDIARIES

We have one (1) wholly owned subsidiary, Nevada Lithium Corporation, a Nevada corporation.

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

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINER AL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $1,186,683 as of December 31, 2012. At December 31, 2012, we had working capital of $1,195,837. We incurred a net loss of $755,565 for the year ended December 31, 2012 and $2,439,862 since inception. We estimate our average monthly operating expenses to be approximately $45,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission ("SEC") has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 2. PROPERTIES

Our corporate head office is located at 11380 S Virginia St., # 2011, Reno, Nevada, 89511, our monthly rent is $500. Additionally our company rents storage space in Reno for field equipment for $71 per month.

MINERAL PROPERTIES

As of the date of this annual report on Form 10-K, we hold the following properties: Fish Lake Valley and San Emidio. For detailed description of these properties, please see the section entitled "Business" above.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

                              OTC Bulletin Board(1)

                Quarter Ended              High          Low
                -------------              ----          ---
              December 31, 2012           $ 0.08       $ 0.04
              September 30, 2012          $ 0.079      $ 0.0553
              June 30, 2012               $ 0.13       $ 0.055
              March 31, 2012              $ 0.17       $ 0.102
              December 31, 2011           $ 0.32       $ 0.12
              September 30, 2011          $ 0.38       $ 0.151
              June 30, 2011               $ 1.92       $ 0.18
              March 31, 2011              $ 0.30       $ 0.165
              December 31, 2010           $ 0.40       $ 0.25

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

On April 3, 2013, the shareholders' list showed 11 registered shareholders with 74,661,408 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2012:

                      EQUITY COMPENSATION PLAN INFORMATION

                                  Number of Securities
                              Number of Securities to be                                     Remaining Available for
                               Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                 Warrants and Rights           Warrants and Rights            (excluding column (a))
   -------------                 -------------------           -------------------            ----------------------
Equity Compensation Plans                   Nil                         Nil                                Nil
Approved by Security
Holders

Equity Compensation Plans Not         1,050,000 (1)                  $0.07                           5,000,000
Approved by Security Holders

     Total                            1,050,000                      $0.07                           4,650,000

----------
(1) Includes 450,000 stock options issued on May 31, 2012 and 600,000 unexercised stock options issued on September 23, 2010.

CONVERTIBLE SECURITIES

As of December 31, 2012, we had outstanding options to purchase 1,050,000 shares of our common stock exercisable at $0.07.

On May 31, 2012, the directors of our company determined that due to current adverse market conditions it would be in the best interests of our company to re-price an aggregate of 500,000 incentive stock options granted to directors and officers of our company on September 23, 2010 with an exercise price of $0.28, and an aggregate of 450,000 incentive stock options granted to directors and officers of our company on September 23, 2010 with an exercise price of $0.25 to reflect the closing price for our company's common shares quoted on the OTC Bulletin Board on May 29, 2012 of $0.07.

Also on May 31, 2012, our company granted an aggregate of 400,000 incentive stock options to certain directors and consultants of our company at an exercise price of $0.07, exercisable for a period of five years from the date of grant.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Effective November 19, 2012, we closed a private placement wherein we issued 11,000,000 units at a price of $0.05 per unit, for gross proceeds of $550,000. Each unit consisted of one share of common stock and one common share purchase warrant. Each common share purchase warrant is exercisable into one share of common stock for a period of 12 months from the closing date at a price of $0.10 per share and at a price of $0.15 per share for a period of a further 12 months thereafter. We issued the securities to one non U.S. person relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

CASH REQUIREMENTS

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley Property and the San Emidio Property. We expect to review other potential exploration projects from time to time as they are presented to us.

Our net cash provided by financing activities during the year ended December 31, 2012 was $550,000 as compared to $84,984 during the year ended December 31, 2011.

Over the next twelve months we expect to expend funds as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS


               General, Administrative Expenses          $235,000
               Exploration Expenses                       270,000
               Travel                                      40,000
                                                         --------
               TOTAL                                     $545,000
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

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2012 AND 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2012, which are included herein.

Our operating results for the twelve months ended December 31, 2012, for the twelve months ended December 31, 2011 and the changes between those periods for the respective items are summarized as follows:

                                                                              Change Between
                                                                               Twelve Month
                                                                               Period Ended
                                     Twelve Months        Twelve Months      December 31, 2012
                                        Ended                Ended                 and
                                      December 31,         December 31,         December 30,
                                         2012                 2011                 2011
                                      ----------           ----------           ----------
Revenue                               $      Nil           $      Nil           $      Nil
Professional fees                         74,106               27,903               46,203
Amortization                                 215                  552                 (337)
Exploration expenses                     102,839              264,379             (161,540)
Consulting fees                           70,328               49,120               21,208
Insurance expense                         16,038               15,601                  437
Investor relations                        49,420               71,406              (21,986)
Stock Option Compensation                 35,415                  Nil               35,415
Transfer agent and filing fees            11,102               12,536               (1,434)
Travel                                    17,824               18,805                 (981)
Write-down of mineral properties         369,137              134,213              234,924
General and administrative                10,638               14,668               (4,031)
Other income                                 Nil              (17,952)             (17,952)
Interest (income)                         (1,497)              (1,305)                (192)
Interest expense                             Nil                 (985)                (985)
                                      ----------           ----------           ----------
Net loss                              $  755,565           $  590,911           $  164,654
                                      ==========           ==========           ==========

Our accumulated losses increased to $2,439,862 as of December 31, 2012. Our financial statements report a net loss of $755,565 for the twelve month period ended December 31, 2012 compared to a net loss of $590,911 for the twelve month period ended December 31, 2011. Our losses have increased, primarily as a result of an increase in the write down of our mineral properties, offset by a decrease in exploration expenses In addition to an increase in professional fees, stock option compensation expense and consulting fees, offset by a decrease investor relation fees.

Our operating expenses for the year ended December 31, 2012 were $757,062 compared to $609,183 as of December 31, 2011. The increase in operating expenses was primarily as a result an increase in the write down of our mineral properties, offset by a decrease in exploration expenses. In addition to an increase in professional fees, stock option compensation expense and consulting fees, offset by a decrease investor relation fees.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                      At                At
                                                  December 31,      December 31,
                                                     2012              2011
                                                  ----------        ----------
Current assets                                    $1,249,038        $1,044,125
Current liabilities                                   53,201            21,730
                                                  ----------        ----------
Working capital                                   $1,195,837        $1,022,395
                                                  ==========        ==========

CASH FLOWS

                                                           Year Ended
                                                          December 31,
                                                     2012              2011
                                                  ----------        ----------
Net cash (used in) operating activities           $(307,617)        $(487,498)
Net Cash (used in) investing activities             (25,762)          (26,214)
Net cash provided by financing activities           550,000            84,984
                                                  ---------         ---------
Net increase (decrease) in cash during period     $ 216,621         $(428,728)
                                                  =========         =========

Our total current liabilities as of December 31, 2012 were $53,201 as compared to total current liabilities of $21,730 as of December 31, 2011. The increase was due to accumulated drilling expenses related to our recent drilling program at Fish Lake Valley in December, 2012.

OPERATING ACTIVITIES

Net cash used in operating activities was $307,617 for the year ended December 31, 2012 compared with net cash used in operating activities of $487,498 in the same period in 2011.

INVESTING ACTIVITIES

Net cash used in investing activities was $25,762 for the year ended December 31, 2012 compared to net cash used in investing activities of $26,214 in the same period in 2011.

FINANCING ACTIVITIES

Net cash provided by financing activities was $550,000 for the year ended December 31, 2012 compared to $84,984 provided by financing activities in the same period in 2011.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

As of December 31, 2012, our company has accumulated losses of $2,439,862 since inception and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACCOUNTING BASIS

Our company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). Our company has adopted a December 31 fiscal year end.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which has been estimated as 2 years. Impairment losses are recorded on computer equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $369,137 and $134,213 was recorded in the years ended December 31, 2012 and 2011, respectively, relating to the abandonment of some mineral claims.

RECENT ACCOUNTING PRONOUNCEMENTS

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company's results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  LITHIUM CORP.

                         (AN EXPLORATION STAGE COMPANY)

                                TABLE OF CONTENTS

                                DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm                     21

Consolidated Balance Sheets as of December 31, 2012 and 2011                22

Consolidated Statements of Operations for the years ended
December 31, 2012 and 2011 and for the period from
January 30, 2007 (Date of Inception) to December 31, 2012                   23

Consolidated Statement of Stockholders' Equity as of
December 31, 2012                                                           24

Consolidated Statements of Cash Flows for the years ended
December 31, 2012 and 2011 and for the period from
January 30, 2007 (Date of Inception) to December 31, 2012                   25

Notes to the Consolidated Financial Statements                              26

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lithium Corporation
Reno, Nevada

We have audited the accompanying consolidated balance sheets of Lithium Corporation (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the period from January 30, 2007 (Inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from January 30, 2007 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.


/s/ Silberstein Ungar, PLLC
--------------------------------------
Bingham Farms, Michigan
April 11, 2013

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                        As of December 31, 2012 and 2011

                                                                    December 31,           December 31,
                                                                        2012                   2011
                                                                    ------------           ------------
                                     ASSETS

Current Assets
  Cash                                                              $  1,186,651           $    970,030
  Accounts receivable                                                          0                    674
  Prepaid expenses                                                        62,387                 73,421
                                                                    ------------           ------------
Total Current Assets                                                   1,249,038              1,044,125
                                                                    ------------           ------------
Other Assets
  Property and equipment, net                                                162                    377
  Mineral properties                                                     163,139                506,516
                                                                    ------------           ------------
Total Other Assets                                                       163,301                506,893
                                                                    ------------           ------------

TOTAL ASSETS                                                        $  1,412,339           $  1,551,018
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
  Accounts payable and accrued liabilities                          $     53,201           $     21,730
                                                                    ------------           ------------

TOTAL LIABILITIES                                                         53,201                 21,730
                                                                    ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value
   $0.001; 74,661,408 common shares issued and outstanding
   (2011 - 63,661,408)                                                    74,662                 63,662
  Additional paid in capital                                           3,292,348              1,718,093
  Additional paid in capital - options                                   174,041                179,587
  Additional paid in capital - warrants                                  257,949              1,252,243
  Deficit accumulated during the exploration stage                    (2,439,862)            (1,684,297)
                                                                    ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                             1,359,138              1,529,288
                                                                    ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,412,339           $  1,551,018
                                                                    ============           ============


       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                 For the years ended December 31, 2012 and 2011
     For the period from January 30, 2007 (Inception) to December 31, 2012

                                                                                                  Period from
                                                                                                January 30, 2007
                                                     Year ended             Year ended           (Inception) to
                                                    December 31,           December 31,           December 31,
                                                        2012                   2011                   2012
                                                    ------------           ------------           ------------
REVENUE                                             $         --           $         --           $         --
                                                    ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                       74,106                 27,903                212,625
  Depreciation                                               215                    552                  2,272
  Exploration expenses                                   102,839                264,379                616,203
  Consulting fees                                         70,328                 49,120                298,192
  Insurance expense                                       16,038                 15,601                 34,942
  Investor relations                                      49,420                 71,406                231,413
  Management fees                                             --                     --                 53,800
  Transfer agent and filing fees                          11,102                 12,536                 45,997
  Travel                                                  17,824                 18,805                 63,152
  Stock option compensation                               35,415                     --                279,460
  Website development costs                                   --                     --                  3,912
  Write-down of website costs                                 --                     --                 12,000
  Write-down of mineral properties                       369,137                134,213                518,746
  General and administrative                              10,638                 14,668                 76,052
                                                    ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                 757,062                609,183              2,448,766
                                                    ------------           ------------           ------------

LOSS BEFORE FROM OPERATIONS                             (757,062)              (609,183)            (2,448,766)
                                                    ------------           ------------           ------------
OTHER INCOME (EXPENSE)
  Other income                                                --                 17,952                 17,952
  Interest income                                          1,497                  1,305                  2,802
  Interest expense                                            --                   (985)               (11,850)
                                                    ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                               1,497                 18,272                  8,904
                                                    ------------           ------------           ------------

LOSS BEFORE INCOME TAXES                                (755,565)              (590,911)            (2,439,862)

PROVISION FOR INCOME TAXES                                    --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                            $   (755,565)          $   (590,911)          $ (2,439,862)
                                                    ============           ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED               $      (0.01)          $      (0.01)
                                                    ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                    65,314,413             63,244,913
                                                    ============           ============


       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                 Consolidated Statement of Stockholders' Equity
             From January 30, 2007 (Inception) to December 31, 2012

                                                                                                      Deficit
                                                                          Additional   Additional   Accumulated
                                       Common Stock          Additional    Paid in      Paid in      during the
                                   --------------------       Paid in      Capital-     Capital-    Exploration
                                   Shares        Amount       Capital      Warrants     Options        Stage         Total
                                   ------        ------       -------      --------     -------        -----         -----
Balance, January 30, 2007
 (date of inception)                    --     $      --    $       --    $       --   $     --    $        --    $       --

Shares issued to founder on
 January 30, 2007 @ $0.001
 per share (par value $0.001
 per share)                    240,000,000       240,000      (220,000)           --         --             --        20,000

Net loss for the period ended
 December 31, 2007                      --            --            --            --         --        (23,448)      (23,448)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2007     240,000,000       240,000      (220,000)           --         --        (23,448)       (3,448)

Common stock issued for cash
 @ $0.10 per share              28,200,000        28,200        18,800            --         --             --        47,000

Net loss for the year ended
 December 31, 2008                      --            --            --            --         --        (26,868)      (26,868)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2008     268,200,000       268,200      (201,200)           --         --        (50,316)       16,684

Shares issued in conjunction
 with merger                    12,350,000        12,350       537,355            --         --             --       549,705

Shares cancelled               220,000,000)     (220,000)      220,000            --         --             --            --

Net loss for the year ended
 December 31, 2009                      --            --            --            --         --       (190,414)     (190,414)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2009      60,550,000        60,550       556,155            --         --       (240,730)      375,975

Shares issued with respect to
 Fish Lake                         367,288           368       174,632            --         --             --       175,000

Common stock issued for cash
 @ $1.00 per share               2,000,000         2,000       745,757     1,252,243         --             --     2,000,000

Stock options issued                    --            --            --            --    244,045             --       244,045

Net loss for the year ended
 December 31, 2010                      --            --            --            --         --       (852,656)     (852,656)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2010      62,917,288        62,918     1,476,544     1,252,243    244,045     (1,093,386)   1,942,364

Shares issued with respect
 to Fish Lake                      394,120           394        87,106            --         --             --       87,500

Forgiveness of debt                     --            --         6,335            --         --             --        6,335

Options exercised                  350,000           350       148,108            --    (64,458)            --       84,000

Net loss for the year ended
 December 31, 2011                      --            --            --            --         --       (590,911)     (590,911)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2011      63,661,408        63,662     1,718,093     1,252,243    179,587     (1,684,297)    1,525,248

Stock options issued                    --            --            --            --     23,891             --        23,891

Modification of previously
 issued stock options                   --            --            --            --     11,524             --        11,524

Issuance of common stock
 and warrants for cash          11,000,000        11,000       281,051       257,949         --             --       550,000

Expiration of stock options
 and stock warrants                     --            --     1,293,204    (1,252,243)   (40,961)            --             0

Net loss for the year ended
 December 31, 2012                      --            --            --            --         --       (755,565)    (755,565)
                               -----------     ---------    ----------    ----------   --------    -----------    ----------
Balance, December 31, 2012      74,661,408     $  74,662    $3,292,348    $  257,949   $174,041    $(2,439,862)   $1,359,138
                               ===========     =========    ==========    ==========   ========    ===========    ==========

       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2012 and 2011
     For the period from January 30, 2007 (Inception) to December 31, 2012

                                                                                                     Period from
                                                                                                   January 30, 2007
                                                              Year ended          Year ended        (Inception) to
                                                             December 31,        December 31,        December 31,
                                                                 2012                2011                2012
                                                             ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                    $   (755,565)       $   (590,911)       $ (2,439,862)
  Adjustment for non-cash items:
    Write-down of software development                                 --                  --              12,000
    Write-down of mineral properties                              369,139             134,213             518,747
    Stock-based compensation                                       35,415                  --             279,460
    Depreciation                                                      215                 552               2,271
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                        674                (674)                 --
    (Increase) decrease in prepaid expenses                        11,034             (10,521)            (62,387)
    Increase (decrease) in accounts payable
     and accrued liabilities                                       31,471             (20,157)             53,201
                                                             ------------        ------------        ------------
Net Cash Used in Operating Activities                            (307,617)           (487,498)         (1,636,570)
                                                             ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                --                (431)             (2,433)
  Purchase of software development                                     --                  --             (12,000)
  Interest in mineral properties                                  (25,762)            (25,783)           (419,386)
                                                             ------------        ------------        ------------
Net Cash Used in Investing Activities                             (25,762)            (26,214)           (433,819)
                                                             ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment to) director                                --                 984               6,335
  Proceeds from sale of stock and warrants                        550,000              84,000           3,250,705
                                                             ------------        ------------        ------------
Net Cash Provided by Financing Activities                         550,000              84,984           3,257,040
                                                             ------------        ------------        ------------

Increase (decrease) in cash                                       216,621            (428,728)          1,186,651
Cash, beginning of period                                         970,030           1,398,758                  --
                                                             ------------        ------------        ------------

Cash, end of period                                          $  1,186,651        $    970,030        $  1,186,651
                                                             ============        ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                     $          0        $          0        $     10,451
                                                             ============        ============        ============
  Cash paid for income taxes                                 $          0        $          0        $          0
                                                             ============        ============        ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                 $          0        $     87,500        $    262,500
                                                             ============        ============        ============
  Shareholder debt converted to contributed capital          $          0        $      6,335        $      6,335
                                                             ============        ============        ============


       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2012


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2012


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

Property and Equipment
Property and equipment is stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which has been estimated as 2 years. Impairment losses are recorded on computer equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Income Taxes
The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Financial Instruments
The Company's financial instruments consist of cash, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $369,137 and $134,213 was recorded in the years ended December 31, 2012 and 2011, respectively, relating to the abandonment of some mineral claims.

Recent Accounting Pronouncements
Lithium does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2012


NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2012 and 201:

                                                  2012                   2011
                                                --------               --------
Professional fees                               $  3,310               $      0
Exploration costs                                  8,964                  9,000
Bonds                                             28,644                 39,754
Transfer fees                                      1,800                      0
Insurance                                         13,844                 12,395
Office                                               800                  6,102
Investor relations                                 5,025                  6,170
                                                --------               --------
Total Prepaid Expenses                          $ 62,387               $ 73,421
                                                ========               ========

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  2012                   2011
                                                --------               --------

Computer Equipment                              $  2,433               $  2,433
Less: Accumulated depreciation                    (2,217)                (2,056)
                                                --------               --------
Property and equipment, net                     $    162               $    377
                                                ========               ========

Depreciation expense was $215 and $552 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 - MINERAL PROPERTIES

Fish Lake Property
The Company has purchased a 100% interest in the Fish Lake property by making staged payments of $350,000 worth of common stock. Title to the pertinent claims was transferred to the Company through quit claim deed dated June 1st 2011, and this quitclaim was recorded at the county level on August 3, 2011, and at the BLM on August 4, 2011. Quarterly stock disbursements were made on the following schedule:

1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
5th Disbursement:  within 10 days of June 30, 2010 (paid)
6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As of December 31, 2012, the Company has recorded $434,328 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonments of claims. The carrying value of the Fish Lake Property was $157,420 as of December 31, 2012.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2012


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

Staked Properties

The Company has staked claims with various registries as summarized below:

   Name      Claims (Area in Acres)     Cost    Impairment    Net Carrying Value
   ----      ----------------------     ----    ----------    ------------------
Salt Wells      156 (12,480)          $86,510     $(86,510)        $    0
San Emidio       20 (1,600)           $11,438     $(5,719)         $5,719

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. Impairment of $369,137 and $134,213 was recorded in the years ended December 31, 2012 and 2011, respectively, relating to the abandonment of some mineral claims.

NOTE 5 - CAPITAL STOCK

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

On January 10, 2010, the Company issued 53,484 shares of its common stock as part of the Fish Lake Property acquisition. On April 30, 2010, the Company issued 38,068 shares of its common stock as part of the Fish Lake Property acquisition. On July 10, 2010, the Company issued 104,168 shares of its common stock as part of the Fish Lake Property acquisition. On October 10, 2010, the Company issued 171,568 of its common stock as part of the Fish Lake Property acquisition. The total shares issued for the Fish Lake property during the year ended December 31, 2010 was 367,288 valued at $175,000.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2012


NOTE 5 - CAPITAL STOCK (CONTINUED)

On January 10, 2011, the Company issued 163,856 shares of its common stock as part of the Fish Lake Property acquisition. On April 10, 2011, the Company issued 230,264 shares of its common stock as part of the Fish Lake Property acquisition. The total shares issued for the Fish Lake property during the year ended December 31, 2011 was 394,120 valued at $87,500.

On April 28, 2011, the Company issued 150,000 shares of its common stock as part of a stock option exercise. On May 5, 2011, the Company issued 200,000 shares of its common stock as part of a stock option exercise. The Company received proceeds totaling $84,000 for the exercise of the 350,000 stock options.

On November 19, 2012, the Company issued 11,000,000 shares of its common stock and stock warrants as part of private placement for total proceeds of $550,000.

There were 74,661,408 shares of common stock issued and outstanding as of December 31, 2012.

WARRANTS

                                                               Outstanding at
Issue Date         Number      Price       Expiry Date        December 31, 2012
----------         ------      -----       -----------        -----------------
Nov. 19, 2012   11,000,000     $0.10       Nov. 18, 2014          11,000,000

The Company issued 11,000,000 warrants in connections with a private placement during the year ended December 31, 2012. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, dividend yield of 0%, risk free interest rates of 0.67% and volatility of 129%. The fair value of the warrants was adjusted against additional paid in capital.

Additionally, during the year ended December 31, 2012, 2,000,000 warrants expired and the value was reclassified to additional paid-in capital.

STOCK BASED COMPENSATION

During the year ended December 31, 2010, the Company granted 500,000 options at an exercise price of $0.28 and 400,000 options at an exercise price of $0.24 to consultants in exchange for various professional services. On May 31, 2012, the options granted with exercise prices of $0.28 and $0.24 were modified to exercise prices of $0.07. The modification resulted in stock-based compensation of $11,524. Also on May 31, 2012, the Company granted an additional 400,000 options to consultants for management services with an exercise price of $0.07. These options were vested on the date of grant and resulted in stock-based compensation of $23,891. The Company uses the Black-Scholes option valuation model to value stock options. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the remaining stock options are as follows:

                                            Modifications        New options
                                            -------------        -----------
Risk free interest rate                            0.35%            0.67%
Expected dividend yield                               0%               0%
Expected stock price volatility                     129%             129%
Expected life of options                      3.33 years          5 years

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2012

NOTE 5 - CAPITAL STOCK (CONTINUED)

                                Weighted         Total
                                Average         Weighted
                 Total         Remaining        Average
Exercise        Options          Life           Exercise        Options
 Prices       Outstanding       (Years)          Price        Exercisable
 ------       -----------       -------          -----        -----------
 $0.07         1,050,000         2.17            $0.07         1,050,000

Total stock-based compensation for the year- ended December 31, 2011 was $35,415 (2011: Nil).

The following table summarizes the stock options outstanding at December 31, 2012:

                                                                Outstanding at
    Issue Date          Number    Price       Expiry Date      December 31, 2012
    ----------          ------    -----       -----------      -----------------
September 23, 2010     500,000    $0.07   September 23, 2015        500,000
September 23, 2010     150,000    $0.07   September 23, 2015        150,000
May 31, 2012           300,000    $0.07   March 13, 2013            300,000
May 31, 2012           100,000    $0.07   May 31, 2017              100,000
                     ---------                                    ---------
      Total          1,050,000                                    1,050,000
                     =========                                    =========

NOTE 6 - INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $2,439,862 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2012 and 2011:

                                                   2012                 2011
                                                ----------           ----------
Federal income tax benefit attributable to:
  Current operations                            $  256,892           $  200,910
  Less: valuation allowance                       (256,892)            (200,910)
                                                ----------           ----------
Net provision for Federal income taxes          $        0           $        0
                                                ==========           ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2012 and 2011:

                                                   2012                 2011
                                                ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover                  $  829,553           $  572,661
  Less: valuation allowance                       (829,553)            (572,661)
                                                ----------           ----------
Net deferred tax asset                          $        0           $        0
                                                ==========           ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,439,862 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2012


NOTE 7 - RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company was paid $96,600 and $101,350 for consulting and exploration related fees during the years ended December 31, 2012 and 2011, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Effective December 19, 2012, Stephen Goss resigned as a director of our company and James Brown was appointed a director of our company. Mr. Goss' resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                            Position Held                     Date First Elected
  Name                     with the Company          Age         or Appointed
  ----                     ----------------          ---         ------------
Tom Lewis               President, Treasurer,        58        August 25, 2009
                        Secretary and Director

John Hiner              Vice President of            65        October 25, 2009
                        Exploration and Director

James Brown             Director                     49        December 19, 2012

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

TOM LEWIS - PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

Mr. Lewis has more than 38 years experience in the oil and gas and mineral exploration industries. He has held various positions including project geologist, project manager, senior project geologist, and vice president exploration. He also was an integral member of the development team that explored, and developed the Cortez Hills deposit in Crescent Valley Nevada.

In 1974 Mr. Lewis started his career in the oil fields, and worked in the geophysical, and drilling industries until 1981, when he became a petroleum landman for Westburne Petroleum & Minerals. While there he was responsible for the acquisition and disposition of interests and maintaining title to petroleum lands in various locales in the United States, and Western Canada. In 1989 he started his own business as a consulting geologist and has worked in numerous locations over the past 20 years, including the United States, Mexico, Canada, Portugal, Chile, Africa, India and Honduras. Some of the positions he held include: working with Teck Cominco in 1996 evaluating and exploring precious metal deposits in Southern Mexico; project manager on the Farim phosphate deposit for Champion Resources in Guinea Bissau, West Africa in 1998; project geologist in 2001 and 2002 for Crystal Graphite Corporation, project geologist on the Midway Gold project in Tonopah Nevada, followed by two years as senior geologist at the Cortez Joint Venture in Crescent Valley, Nevada. By August 2005 he was named vice president of exploration in Portugal for St Elias Mines, working on the Jales project, and developing grass roots projects in Nevada. Following his experience in Portugal and Nevada he consulted to Selkirk Metals and New World Resource Corp. on projects in western Canada and Nevada. Most recently he consulted to Kinross Gold USA evaluating possible acquisitions.

JOHN HINER - VICE PRESIDENT OF EXPLORATION AND DIRECTOR

Mr. Hiner is a geologist who has over 33 years of experience in the mineral exploration, and oil and gas industries, and has considerable experience in this capacity, and also has been an officer or director of several public companies. Mr. Hiner brings a great deal of depth and insight to the board of directors of our company.

JAMES BROWN - DIRECTOR

Mr. Brown is a mining engineer with more than 25 years experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Altura Mining Limited (ASX: AJM) an Australian listed company focused on coal, lithium and iron ore exploration. Since his appointment as general manager in 2008 and subsequently managing director of Altura in September 2010, Mr. Brown has overseen the growth of Altura from $10 million to $80 million in market capitalization via successful capital raisings and acquisition of near term production projects such as Tabalong Coal (Indonesia), Altura Lithium (Western Australia) and Mt Webber Iron Ore (Western Australia). James is a member of the Australian Institute of Company Directors (MAICD).

EMPLOYMENT AGREEMENTS

We have no formal employment agreements with any of our directors or officers.

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

     5. been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     6. been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

                                            Number of
                                         Transactions Not
                    Number of Late     Reported on a Timely    Failure to File
Name                   Reports                Basis            Requested Forms
----                   -------                -----            ---------------
James Brown (1)           1                     1                    0

----------
(1) the insider was late filing a Form 3, Initial Statement of Beneficial Ownership.

CODE OF ETHICS

Effective March 25, 2011, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's principal executive officer and our principal financial and accounting officer, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

3.   compliance with applicable governmental laws, rules and regulations;

4. the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.   accountability for adherence to the Code of Business Conduct and Ethics.

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

Our Code of Business Conduct and Ethics is filed herewith with the SEC as
Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lithium Corporation, 11380 S. Virginia St. #2011, Reno, Nevada, 89511.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

NOMINATION PROCESS

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

AUDIT COMMITTEE

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. With our recent management change however, we have positioned ourselves with an audit committee financial expert and independent director should we be able to raise sufficient funding to execute our business plan. With success we will form an audit, compensation committee and other applicable committees utilizing our directors' expertise.

AUDIT COMMITTEE FINANCIAL EXPERT

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                  Non-Equity      Nonqualified
 Name and                                                         Incentive         Deferred
 Principal                                  Stock      Option        Plan         Compensation     All Other
 Position      Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------      ----   ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Tom Lewis(1)   2012      Nil        Nil       Nil        Nil           Nil             Nil           96,600          96,600
President,     2011      Nil        Nil       Nil        Nil           Nil             Nil          101,350(2)      101,350
Treasurer,
Secretary and
Director

----------
(1) Mr. Lewis was appointed the president, treasurer, secretary and a director of our company on August 25, 2009.
(2) Mr. Lewis provides consulting services to our company as needed in relation to administration, project generation, and exploration of our company's properties.

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

2012 GRANTS OF PLAN-BASED AWARDS

The following table provides information about equity and non-equity awards granted to the named executives in 2012:

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

                                     Option Awards                                           Stock Awards
         ----------------------------------------------------------------   ------------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                        Equity        Plan
                                                                                                       Incentive     Awards:
                                                                                                         Plan       Market or
                                                                                                        Awards:      Payout
                                            Equity                                                     Number of    Value of
                                           Incentive                           Number                  Unearned     Unearned
                                          Plan Awards;                           of         Market      Shares,      Shares,
           Number of      Number of        Number of                           Shares      Value of    Units or     Units or
          Securities     Securities       Securities                          or Units    Shares or     Other         Other
          Underlying     Underlying       Underlying                          of Stock     Units of     Rights       Rights
          Unexercised    Unexercised      Unexercised   Option     Option       That      Stock That     That         That
           Options         Options         Unearned    Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name     Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date      Vested(#)    Vested($)   Vested(#)    Vested(#)
----     -------------- ----------------  ----------    --------    ----      ---------    ---------   ---------    ---------
Tom Lewis   250,000           Nil             Nil        $0.07  Sept. 23, 2015    Nil         Nil         Nil          Nil

John Hiner  250,000           Nil             Nil        $0.07  Sept. 23, 2015    Nil         Nil         Nil          Nil

OPTION EXERCISES AND STOCK VESTED

During our fiscal year ended December 31, 2012 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2012:

                              DIRECTOR COMPENSATION

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
John Hiner          Nil        Nil        Nil          Nil              Nil             Nil              Nil

John Webster(1)     Nil        Nil        Nil          Nil              Nil             Nil              Nil

Henry Tonking(2)    Nil        Nil        Nil          Nil              Nil             Nil              Nil

Stephen Goss(3)     Nil        Nil        Nil          Nil              Nil             Nil              Nil

James Brown(4)      Nil        Nil        Nil          Nil              Nil             Nil              Nil

----------
(1)  John Webster resigned as a director of our company on April 11, 2012;
(2)  Henry Tonking resigned as a director of our company on May 31, 2012;
(3)  Stephen Goss resigned as a director of our company on December 19, 2012;
(4) James Brown was appointed as a director of our company on December 19, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 3, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                    Amount and Nature of          Percentage
 Beneficial Owner                      Beneficial Ownership         of Class (1)
 ----------------                      --------------------         ------------
Tom Lewis                              10,250,000 (2)
PO Box 2053                            Common Shares                   13.72864%
Richland, WA  99352

John Hiner                             10,250,000 (3)                  13.72864%
9443 Axlund Road                       Common Shares
Lynden, WA  98264

James Brown                                   Nil                             0%
Apartment Pearl Garden,
Unit No. Wp00606
Jl. Jen. Gatot Subroto Kav 5-7
Jakarta  12930 Indonesia

Directors and Executive Officers       20,500,000                        27.457%
 as a Group(1)                         Common Shares

Altura Lithium Pty. Ltd.
P.O. Box 4088
Springfield Qld., 4300                 11,000,000
Australia                              Common Shares                      14.73%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 3, 2013. As of April 3, 2013 there were 74,661,408 shares of our company's common stock issued and outstanding.
(2)  Includes options to acquire 250,000 shares of common stock by Mr. Lewis.
(3)  Includes options to acquire 250,000 shares of common stock by Mr. Hiner.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with three directors, consisting of Tom Lewis, John Hiner and James Brown.

We have determined that James Brown is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                 Year Ended
                                   December 31, 2012       December 31, 2011
                                   -----------------       -----------------
Audit Fees                             $ 8,500                $ 8,500
Audit Related Fees                     $ 1,000                $ 5,250
Tax Fees                               $   Nil                $   Nil
All Other Fees                         $   Nil                $   Nil
Total                                  $ 9,500                $13,750

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

(14)         CODE OF ETHICS

14.1*        Code of Business Conduct and Ethics

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

                                      LITHIUM CORPORATION
                                      (Registrant)

Dated: April 15, 2013
                                      /s/ Tom Lewis
                                      ------------------------------------------
                                      Tom Lewis
                                      President, Treasurer, Secretary and
                                      Director (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2013                 /s/ Tom Lewis
                                      ------------------------------------------
                                      Tom Lewis
                                      President, Treasurer, Secretary and
                                      Director (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)


Dated: April 15, 2013                 /s/ John Hiner
                                      ------------------------------------------
                                      John Hiner
                                      Vice President of Exploration and Director


Dated: April 15, 2013                 /s/ James Brown
                                      ------------------------------------------
                                      James Brown
                                      Director