Form 10-Q
period 2013-03-31
Lithium Corp
filed 2013-05-14
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2013
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 000-54332

                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                               98-0530295
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

11380 S. Virginia St. #2011, Reno, Nevada                          89511
 (Address of principal executive offices)                        (Zip Code)

                                 (775) 410-5287
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 74,661,408 common shares issued and outstanding as of May 10, 2013.

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4.  Controls and Procedures                                              22

PART II - OTHER INFORMATION                                                   22

Item 1.  Legal Proceedings                                                    22

Item 1A. Risk Factors                                                         22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Mine Safety Disclosures                                              22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             23

SIGNATURES                                                                    24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements for the three month period ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                   As of March 31, 2013 and December 31, 2012
                                   (unaudited)

                                                                      March 31,            December 31,
                                                                        2013                   2012
                                                                    ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  1,092,128           $  1,186,651
  Accounts Receivable                                                         --                     --
  Prepaid Expenses                                                        34,093                 62,387
                                                                    ------------           ------------
      TOTAL OTHER CURRENT ASSETS                                       1,126,221              1,249,038
                                                                    ------------           ------------
OTHER ASSETS
  Mineral Properties                                                     165,575                163,139
  Property & Equipment                                                       108                    162
                                                                    ------------           ------------
      TOTAL OTHER ASSETS                                                 165,683                163,301
                                                                    ------------           ------------

      TOTAL ASSETS                                                  $  1,291,904           $  1,412,339
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $     14,397           $     53,201
                                                                    ------------           ------------
      TOTAL CURRENT LIABILITIES                                           14,397                 53,201
                                                                    ------------           ------------
      TOTAL LIABILITIES                                                   14,397                 53,201
                                                                    ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, 3,000,000,000 shares authorized,
   par value $0.01; 74,661,408 common shares
   outstanding (2011 - 63,661,408)                                        74,662                 74,662
  Additional paid in capital                                           3,292,348              3,292,348
  Additional paid in capital - Options                                   184,130                174,041
  Additional paid in capital - Warrants                                  257,949                257,949
  Deficit accumulated during the Exploration stage                    (2,531,582)            (2,439,862)
                                                                    ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                       1,277,507              1,359,138
                                                                    ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  1,291,904           $  1,412,339
                                                                    ============           ============


       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                      Period from
                                                        Three Months           Three Months         January 31, 2007
                                                           ended                  ended              (Inception) to
                                                          March 31,              March 31,              March 31,
                                                            2013                   2012                   2013
                                                        ------------           ------------           ------------
REVENUE                                                 $         --           $         --           $         --
                                                        ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                           15,485                  9,832                228,110
  Amortization                                                    54                     54                  2,326
  Exploration expenses                                         6,144                 29,119                622,347
  Consulting fees                                             27,900                 15,150                326,092
  Insurance expense                                            4,372                  3,903                 39,314
  Investor relations                                          17,204                 14,954                248,617
  Interest expense                                                --                     --                 11,850
  Management fees                                                 --                     --                 53,800
  Transfer agent and filing fees                               2,013                  2,431                 48,010
  Travel                                                       6,279                  6,920                 69,431
  Stock option compensation                                   10,089                     --                289,549
  Website development costs                                       --                     --                  3,912
  Write-down of website costs                                     --                     --                 12,000
  Write-down of mineral properties                                --                     --                518,746
  General and Administration                                   2,274                  2,201                 78,323
                                                        ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                      91,814                 84,564              2,552,427
                                                        ------------           ------------           ------------
LOSS FROM OPERATIONS                                         (91,814)               (84,564)            (2,552,427)

OTHER INCOME (EXPENSES)
  Other Income                                                    --                    671                 17,952
  Interest Income                                                 94                    206                  2,896
                                                        ------------           ------------           ------------
LOSS BEFORE INCOME TAXES                                     (91,720)               (83,687)            (2,531,579)

PROVISION FOR INCOME TAXES                                        --                     --                     --

NET LOSS                                                $    (91,720)          $    (83,687)          $ (2,531,579)
                                                        ============           ============           ============
NET LOSS PER SHARE: BASIC AND DILUTED                   $      (0.00)          $      (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        74,661,408             63,661,408


       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                             Period from
                                                                         Three Months       Three Months   January 30, 2007
                                                                            ended              ended        (Inception) to
                                                                           March 31,          March 31,         March 31,
                                                                             2013               2012              2013
                                                                         ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                                $    (91,720)      $    (83,687)     $ (2,531,579)
  Adjustment for non-cash items:
    Write-down of software development                                             --                 --            12,000
    Write-down of mineral properties                                               --                 --           518,745
    Stock option compensation expense                                          10,089                 --           289,549
    Amortization                                                                   54                 54             2,326
  Changes in assets and liabilities:                                               --                 --                --
    (Increase) decrease in accounts receivable                                     --                 --                --
    (Increase) decrease in prepaid expenses                                    28,294             17,558           (34,093)
    Increase (decrease) in accounts payable and accrued liabilities           (38,804)            (8,585)           14,397
                                                                         ------------       ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                         (92,087)           (74,660)       (1,728,655)
                                                                         ------------       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                            --                 --            (2,433)
  Purchase of software development                                                 --                 --           (12,000)
  Interest in mineral properties                                                2,436                 --          (416,950)
                                                                         ------------       ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             2,436                 --          (431,383)
                                                                         ------------       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment) of loan payable                                        --                 --                --
  Proceeds from (repayment to) director                                            --                  0             6,335
  Proceeds from sale of stock                                                      --                  0         3,250,705
                                                                         ------------       ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          --                  0         3,257,040
                                                                         ------------       ------------      ------------
Increase (decrease) in cash                                                   (94,523)           (74,660)        1,092,128
Cash, beginning of period                                                   1,186,651            970,030                --
                                                                         ------------       ------------      ------------

Cash, end of period                                                      $  1,092,128       $    895,370      $  1,092,128
                                                                         ============       ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                 $         --       $         --      $     10,451
                                                                         ============       ============      ============
  Cash paid for income taxes                                             $         --       $         --      $         --
                                                                         ============       ============      ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                             $         --       $     87,500      $    262,500
                                                                         ============       ============      ============
  Shareholder debt converted to contributed capital                      $         --       $      6,335      $      6,335
                                                                         ============       ============      ============


       See the accompanying notes to the consolidated financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2013


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2013


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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $369,137 and $134,213 were recorded in the years ended 2012 and 2011 respectively, relating to the abandonment of some mineral claims.

Office Lease
The Company rents office space in Reno, Nevada for $500.00 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2013


NOTE 2 - GOING CONCERN

Lithium Corporation's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $2,531,582 as of March 31, 2013. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium Corporation's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2013 and December 31, 2012:

                                                   March 31,        December 31,
                                                     2013              2012
                                                   --------          --------
Professional fees                                  $  1,438          $  3,310
Exploration costs                                         0             8,964
Bonds                                                17,088            28,644
Transfer fees                                         1,350             1,800
Insurance                                             9,472            13,844
Office Misc                                           1,060               800
Investor relations                                    3,685             5,025
Consulting                                               --                --
                                                   --------          --------

TOTAL PREPAID EXPENSES                             $ 34,093          $ 62,387
                                                   ========          ========

NOTE 4 - PROPERTY AND EQUIPMENT
                                                   March 31,        December 31,
                                                     2013              2012
                                                   --------          --------
Computer Equipment                                 $  2,433          $  2,433
Less: Accumulated amortization                       (2,325)           (2,271)
                                                   --------          --------

Property and equipment, net                        $    108          $    162
                                                   ========          ========

Amortization expense was $54 and $215 for the years ended March 31, 2013 and December 31, 2012, respectively.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2013


NOTE 5 - MINERAL PROPERTIES

Fish Lake Property The Company has purchased a 100% interest in the Fish Lake property by making staged payments of $350,000 worth of common stock. Title to the pertinent claims was transferred to the Company through quit claim deed dated June 1st 2011, and this quitclaim was recorded at the county level on August 3rd 2011 and at the BLM on August 4th 2011. Quarterly stock disbursements were made on the following schedule:

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at March 31, 2013, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of March 31, 2013.

Staked Properties

The Company has staked claims with various registries as summarized below:

Name        Claims (Area in Acres)     Cost     Impairment    Net Carry Value
----        ----------------------     ----     ----------    ---------------
SanEmidio          20(1,600)          $11,438    $(5,719)         $5,719

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded in 2013, as of March 31, 2013. Impairment of $369,137 was recorded in 2012 relating to the abandonment of some mineral claims relating to the abandonment of some mineral claims.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2013


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

On November 19, 2012, the Company issued 11,000,000 shares of its common stock as part of private placement.

There were 74,661,408 shares of common stock issued and outstanding as of March 31, 2013.

Warrants

                                                               Outstanding at
Issue Date         Number       Price       Expiry Date        March 31, 2013
----------         ------       -----       -----------        --------------
Nov. 19, 2012    11,000,000     $0.10      Nov. 18, 2014         11,000,000

The warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, dividend yield of 0%, risk free interest rates of 0.67% and volatility of 129%. The fair value of the warrants was adjusted against additional paid in capital.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation

The Company granted 500,000 options at an exercise price of $0.28 and 400,000 options at an exercise price of $0.24 to consultants in exchange for various professional services. On March 15, 2013, options granted at $0.28 & $0.24 was modified to exercise prices of $.045. Also, on March 15, 2013 the Company granted 200,000 options to consultants for management services at exercise price of $0.045. The issuance of new options, less the expiration of 350,000 options, and the modification resulted in net stock-based compensation of $10,089 in 2013, as of March 31, 2013. These options were vested on the date of grant. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

                                                 Modification        New Options
                                                 ------------        -----------
Risk free interest rate                             0.35%                0.67%
Expected dividend yield                               0%                   0%
Expected stock price volatility                     129%                 129%
Expected life of options                            3 years              5 years

                                  Weighted            Total
                  Total           Average           Weighted
Exercise         Options       Remaining Life        Average          Options
Prices         Outstanding        (Years)        Exercise Price     Exercisable
------         -----------        -------        --------------     -----------
$0.045           900,000            2.98             $0.045            900,000

Total stock-based compensation for the year- ended March 31, 2013 was $10,089 (March 31, 2012: Nil).

The following table summarizes the stock options outstanding at March 31, 2013:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date       December 31, 2012
----------           ------      -----       -----------       -----------------
September 23, 2010   500,000    $0.045    September 23, 2015        500,000
May 31, 2012         100,000    $0.045      June 13, 2013           100,000
May 31, 2012         100,000    $0.045       May 31, 2017           100,000
March 15, 2013       200,000    $0.045      March 15, 2018          200,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2013


NOTE 7 - INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $2,531,582 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                   Three months     Three months
                                                      Ended            Ended
                                                     March 31,        March 31,
                                                       2013             2012
                                                     --------         --------
Federal income tax benefit attributable to:
  Current operations                                 $ 31,216         $ 28,453
  Less: valuation allowance                           (31,216)         (28,453)
                                                     --------         --------

Net provision for Federal income taxes               $      0         $      0
                                                     ========         ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31:

                                                     March 31,      December 31,
                                                       2013             2012
                                                     --------         --------
Deferred tax asset attributable to:
  Net operating loss carryover                       $844,417         $813,201
 Less: valuation allowance                           (844,417)        (813,201)
                                                     --------         --------

Net deferred tax asset                               $      0         $      0
                                                     ========         ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,531,582 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2013 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the identification, acquisition and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada and British Columbia.

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley property, the San Emidio prospect and the Mount Heimdal property.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda county in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold forty - eighty (80) acre Association Placer claims that cover approximately 3200 acres (1280 hectares). Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our company allowed 56 claims to lapse on September 1, 2012 that covered the southern playa area. These claims were allowed to lapse as it was determined through the course of work over the past three years that they are not overly prospective for hosting lithium brine resources, nor is it strategically advantageous to continue to hold them.

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

Our company has completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the fall of 2010. Near-surface brine sampling during the Spring of 2011 outlined a boron/lithium/potassium anomaly on the northern portions of the northern playa, that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L (Average 122.5 mg/L), with boron ranging from 1,500 to 2,670 mg/L (Average 2219 mg/L), and potassium from 5,400 to 8,400 mg/L (Average 7030 mg/L. Wet conditions on the playa precluded drilling there in 2011, and for a good portion of 2012, however a window of opportunity presented itself in late fall 2012. In November/December 2012 we conducted a short direct push drill program on the northern end of the playa, wherein a total of 1,240.58 feet (378.09 meters) was drilled in 20 holes at 17 discrete sites, and an area of 3,356 feet (1,023 meters) by 2,776 feet (846 meters) was systematically explored by grid drilling. The deepest hole was 81 feet (24.69 meters), and the shallowest hole that produced brine was 34 feet (10.36 meters). The average depth of the holes drilled during the program was 62 feet (18.90). The program successfully demonstrated that lithium-boron-potassium-enriched brines exist to at least 62 feet (18.9 meters) depth in sandy or silty aquifers that vary from approximately three to ten feet (one to three meters) in thickness. Average lithium, boron and potassium contents of all samples are 47.05 mg/L, 992.7 mg/L, and 0.535% respectively, with Lithium values ranging from 7.6 mg/L to 151.3 mg/L, boron ranging from 146 to 2,160.7 mg/L, and potassium ranging from 0.1 to 1.3%.. The anomaly outlined by the drill program is 1,476 by 2,461 feet (450 meters by 750 meters), and is not fully delimited, as the area available for drilling was restricted due to soft ground conditions to the east and to the south. A 50 mg/L lithium cutoff is used to define this anomaly and within this zone average lithium, boron and potassium contents are 90.97 mg/L, 1,532.92 mg/L, and 0.88% respectively.

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

Our company also intends to drill the Fish Lake Valley lithium brine prospect once surface conditions improve later in 2013.

SAN EMIDIO PROPERTY

The San Emidio property was acquired through the staking of claims in September 2011. The twenty - eighty (80) acre Association Placer claims currently held here cover an area of approximately 1600 acres (640 hectares). Ten claims in the southern portions of the original claim block that was staked in 2011 were allowed to lapse on September 1, 2012, and a further ten claims were then staked and recorded. These new claims are north of, and contiguous to the surviving claims from our earlier block. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

Our company is compiling all data, and intends to amend its permits with the Bureau of Land Management, and to commence a deeper drilling program here in our second quarter or possibly early in our third quarter of 2013. .

Our company also intends to drill the San Emidio lithium brine prospect once surface conditions improve later in 2013.

MOUNT HEIMDAL FLAKE GRAPHITE PROPERTY

On April 15, 2013, we entered into a mining option agreement between our company and our president, wherein we have an option to acquire a 100% interest in the Mount Heimdal Flake Graphite property in the Slocan Mining Division of British Columbia, Canada.

Pursuant to the terms of the agreement, we are required to spend $15,000 in exploration on the property and complete an assessment report by November 30, 2013.

Upon successful completion of the program and the report our company will earn a 100% interest in the claims, subject to a 1.5% net overriding royalty to the vendor from the proceeds of production. Our company intends to conduct prospecting and geological field work on this property during the summer of 2013.

The Mount Heimdal property is comprised of three mineral claims, which encompass 2,582 acres (1,045 hectares) of highly metamorphosed rock. The property is roughly six miles (10 kms) south of Eagle Graphite's Black Crystal quarry, and is located within the same package of gneisses, graphite mineralized marbles, and calc-silicate gneisses. Data from BC Geological Survey assessment reports indicate that mineralization grading up to 4.8% graphitic carbon may be located on the property.

High purity graphite is presently the most widely used anode material for lithium ion battery technology, and typically greater than ten times more graphite is used in comparison to lithium in lithium ion battery production. In addition to increased graphite consumption due to growth in lithium ion batteries sales, carbon fiber composites are increasingly being utilized in auto, and aircraft construction. Also, presently there is considerable research into graphene, a flake graphite product, and it is possible a myriad of new applications or discoveries will ensue as a direct result of this work.

Upon successful completion of the program and the report Lithium Corporation will earn a 100% interest in the claims, subject to a 1.5% Net Overriding Royalty to the vendor from the proceeds of production. Our company intends to conduct prospecting and geological field work on this property during the summer of 2013.

Our company believes that the inclusion of the Mount Heimdal Flake Graphite property to the existing lithium brine exploration portfolio is complimentary.

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

Similarly the Salt Wells property was acquired through staking a 12,320 acre parcel that covers the Eightmile Basin, in Churchill County, Nevada in 2009 and 2010. In September 2011 the property was reduced as we allowed a number of non-prospective, non-strategic claims to lapse. Exploratory drilling in the Fall of 2011 was disappointing and the remaining 80 claims here were allowed to lapse in September 2012.

There are no further commitments or contingencies related to any of these mineral properties.

We are currently exploring other locations which are felt to be prospective for hosting lithium mineralization, as well as evaluating opportunities brought to the company by third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

We had a net loss of $91,720 for the three month period ended March 31, 2013, which was $8,033 more than the net loss of $83,687 for the three month period ended March 31, 2012. The change in our results over the two periods is primarily the result of higher consulting fees, professional fees, and stock option compensation in the three months ended March 31, 2013, offset by a decrease in exploration expenses in the three months ended March 31, 2012.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2013 and 2012:

                                                                           Change Between
                                                                            Three Month
                                      Three Months       Three Months       Period Ended
                                         Ended              Ended        March 31, 2013 and
                                        March 31,          March 31,         March 31,
                                          2013               2012               2012
                                        --------           --------           --------
Professional fees                       $ 15,485           $  9,832           $  5,653
Amortization                                  54                 54                Nil
Exploration expenses                       6,144             29,119            (22,975)
Consulting fees                           27,900             15,150             12,750
Insurance expense                          4,372              3,903                469
Investor relations                        17,204             14,954              2,250
Transfer agent and filing fees             2,013              2,431               (418)
Travel                                     6,279              6,920               (641
Stock option compensation                 10,089                Nil             10,089
General and administrative                 2,274              2,201                 73
Interest/Other  income                       (94)              (877)              (783)
                                        --------           --------           --------

Net loss                                $(91,720)          $(83,687)          $ (8,033)
                                        ========           ========           ========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2013, reflects current assets of $1,126,221. We had cash in the amount of $1,092,128 and a working capital in the amount of $1,111,824 as of March 31, 2013. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                    At                  At
                                                 March 31,         December 31,
                                                   2013                2012
                                                ----------          ----------
Current assets                                  $1,126,221          $1,249,038
Current liabilities                                 14,397              53,201
                                                ----------          ----------

Working capital                                 $1,111,824          $1,195,837
                                                ==========          ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                           Three Months Ended
                                                               March 31,
                                                           2013         2012
                                                         --------     --------
Net cash provided by (used in) operating activities      $(92,087)    $(74,660)
Net cash provided by (used in) investing activities         2,436          Nil
Net cash provided by (used in) financing activities           Nil          Nil
                                                         --------     --------

Net increase (decrease) in cash during period            $(94,523)    $(74,660)
                                                         ========     ========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the three months ended March 31, 2013 was $92,087, a decrease of $17,427 from the $74,660 net cash outflow during the three months ended March 31, 2012.

INVESTING ACTIVITIES

The primary driver of cash provided by investing activities was capital spending in the acquisition of additional leases in our Fish Lake Valley property..

Cash used in investing activities during the three months ended March 31, 2013 was $2,436, which was a $2,436 increase from the $Nil of cash used investing activities during the three months ended March 31, 2012. This increase in the cash used in investing activities was primarily due to the acquisition of additional leases in our Fish Lake Valley property.

FINANCING ACTIVITIES

Cash provided by financing activities during the three months ended March 31, 2013 was $Nil as compared to the $Nil in cash provided by financing activities during the three months ended March 31, 2012.

We estimate that we will spend approximately $200,000 on general and administrative expenses, $250,000 on exploration and $50,000 on travel over the next 12 months. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

                                                                            $
                                                                         -------
General, Administrative Expenses                                         200,000
Exploration Expenses                                                     250,000
Travel                                                                    50,000
                                                                         -------

TOTAL                                                                    500,000
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

Cash on hand as of March 31, 2013 was $1,092,128.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $369,137 and $134,213 were recorded in the years ended 2012 and 2011 respectively, relating to the abandonment of some mineral claims.

OFFICE LEASE

Our company rents office space in Reno, Nevada for $500 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------
   (3)         ARTICLES OF INCORPORATION AND BYLAWS
               Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 3.1 filed on December 21,
               2007).
               Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007).

  3.2 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009).

  3.3 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October

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

----------
*    Filed herewith.
**   To be provided by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LITHIUM CORPORATION
                                         (Registrant)

Dated: May 14, 2013                      /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer
                                         and Principal Accounting Officer)