Form 10-Q/A
period 2013-03-31
Lithium Corp
filed 2013-05-20
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to our quarterly report on Form 10-Q for the period ended March 31, 2013 (the "Form 10-Q"), filed with the Securities and Exchange Commission on May 14, 2013 (the "Original Filing Date"), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS  XBRL Instance Document

101.SCH  XBRL Taxonomy Schema

101.CAL  XBRL Taxonomy Calculation Linkbase

101.DEF  XBRL Taxonomy Definition Linkbase

101.LAB  XBRL Taxonomy Label Linkbase

101.PRE  XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as
Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: May 20, 2013                      /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer
                                         and Principal Accounting Officer)