Form 10-Q
period 2013-06-30
Lithium Corp
filed 2013-08-19
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2013
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 000-54332


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                               98-0530295
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

5976 Lingering Breeze St., Las Vegas, Nevada                        89148
  (Address of principal executive offices)                        (Zip Code)

                                 (775) 410-5287
              (Registrant's telephone number, including area code)

                 11380 S. Virginia St. #2011, Reno, Nevada 89511
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 74,911,408 common shares issued and outstanding as of August 19, 2013.

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           23

Item 4.  Controls and Procedures                                              23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    24

Item 1A. Risk Factors                                                         24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 3.  Defaults Upon Senior Securities                                      24

Item 4.  Mine Safety Disclosures                                              24

Item 5.  Other Information                                                    24

Item 6.  Exhibits                                                             24

SIGNATURES                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               LITHIUM Corporation
                         (An Exploration Stage Company)
                     Consolidated Balance Sheets (unaudited)

                                                                    June 30, 2013        December 31, 2012
                                                                    -------------        -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $  1,029,601           $  1,186,651
  Accounts Receivable                                                          --                     --
  Prepaid Expenses                                                         30,974                 62,387
                                                                     ------------           ------------
      TOTAL OTHER CURRENT ASSETS                                        1,060,575              1,249,038
                                                                     ------------           ------------
OTHER ASSETS
  Mineral Properties                                                      177,902                163,139
  Property & Equipment                                                        429                    162
                                                                     ------------           ------------
      TOTAL OTHER ASSETS                                                  178,331                163,301
                                                                     ------------           ------------

      TOTAL ASSETS                                                   $  1,238,906           $  1,412,339
                                                                     ============           ============

                       LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $     22,825           $     53,201
                                                                     ------------           ------------
      TOTAL CURRENT LIABILITIES                                            22,825                 53,201
                                                                     ------------           ------------

      TOTAL LIABILITIES                                                    22,825                 53,201
                                                                     ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common Stock, 3,000,000,000 shares authorized, par value $0.01;
   74,911,408 common shares outstanding (2012 - 74,661,408)                74,911                 74,662
  Additional paid in capital                                            3,300,439              3,292,348
  Additional paid in capital - Options                                    184,130                174,041
  Additional paid in capital - Warrants                                   257,949                257,949
  Deficit accumulated during the
  Exploration stage                                                    (2,601,348)            (2,439,862)
                                                                     ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                        1,216,081              1,359,138
                                                                     ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  1,238,906           $  1,412,339
                                                                     ============           ============

             See the accompanying notes to the financial statements

                               LITHIUM Corporation
                         (An Exploration Stage Company)
                Consolidated Statement of Operations (unaudited)
                Three and Six months ended June 30, 2013 and 2012
           Period from January 30, 2007 (inception) to June 30, 2013


                                                                                                           Period from
                                        Three Months     Three Months      Six Months       Six Months   January 30, 2007
                                           Ended            Ended            Ended            Ended       (Inception) to
                                          June 30,         June 30,         June 30,         June 30,        June 30,
                                            2013             2012             2013             2012            2013
                                        ------------     ------------     ------------     ------------    ------------
REVENUE                                 $        --      $        --      $        --      $        --     $        --

OPERATING EXPENSES
  Professional fees                          14,547           23,507           30,033           33,339         242,657
  Amortization                                   54               54              108              108           2,380
  Exploration expenses                       18,444            3,640           24,588           32,759         640,791
  Consulting fees                            11,550           34,799           39,450           49,949         337,642
  Insurance expense                           4,372            3,903            8,744            7,806          43,686
  Investor relations                          7,570            9,794           24,774           24,748         256,187
  interest expense                               --               --               --               --          11,850
  Management fees                                --               --               --               --          53,800
  Transfer agent and filing fees              1,887            1,775            3,900            4,206          49,897
  Travel                                      8,257              862           14,536            7,782          77,688
  Stock option compensation                      --               --           10,089               --         289,549
  Website development costs                      --               --               --               --           3,912
  Write-down of website costs                    --               --               --               --          12,000
  Write-down of mineral properties               --               --               --               --         518,746
  General and Administration                  3,179            2,613            5,453            4,814          81,506
                                        -----------      -----------      -----------      -----------     -----------
TOTAL OPERATING EXPENSES                    (69,860)          83,084          161,675          167,648       2,622,291

LOSS FROM OPERATIONS                        (69,860)         (83,084)        (161,675)        (167,648)     (2,622,291)

OTHER INCOME (EXPENSES)
  Other Income                                   --               --               --              671          17,952
  Interest Income                                95              230              189              436           2,991
                                        -----------      -----------      -----------      -----------     -----------
LOSS BEFORE INCOME TAXES                    (69,765)         (82,854)        (161,486)        (166,541)     (2,601,348)

PROVISION FOR INCOME TAXES                       --               --               --               --              --
                                        -----------      -----------      -----------      -----------     -----------

NET LOSS                                $   (69,765)     $   (82,854)     $  (161,486)     $  (166,541)    $(2,601,348)
                                        ===========      ===========      ===========      ===========     ===========

NET LOSS PER SHARE: BASIC AND DILUTED   $      (0.00)    $      (0.01)    $      (0.00)    $      (0.00)
                                        ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED          74,911,408       63,661,408       74,911,408       63,661,408
                                        ===========      ===========      ===========      ===========

             See the accompanying notes to the financial statements

                               LITHIUM Corporation
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (unaudited)
                         Six months ended June 30, 2013
            Period from January 30, 2007 (inception) to June 30, 2013

                                                                                                         Period from
                                                                Six Months           Six Months        January 30, 2007
                                                                  Ended                Ended            (Inception) to
                                                                 June 30,             June 30,             June 30,
                                                                   2013                 2012                 2013
                                                               ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                      $   (161,486)        $   (166,541)        $ (2,601,348)
  Adjustment for non-cash items:
    Deposits                                                           (700)                  --                 (700)
    Write-down of software development                                   --                   --               12,000
    Write-down of mineral properties                                     --                   --              518,745
    Stock option compensation expense                                10,089               23,732              289,549
    Amortization                                                        108                  108                2,326
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           --                 (104)                  --
    (Increase) decrease in prepaid expenses                          32,113               19,250              (30,274)
    Increase (decrease) in accounts payable
     and accrued liabilities                                        (22,036)             (12,680)              31,165
                                                               ------------         ------------         ------------
Net Cash Used in Operating Activities                              (141,912)            (136,235)          (1,778,482)
                                                               ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                (375)                  --               (2,808)
  Purchase of software development                                       --                   --              (12,000)
  Interest in mineral properties                                    (14,763)                  --             (434,149)
                                                               ------------         ------------         ------------
Net Cash Used in Investing Activities                               (15,138)                  --             (448,957)
                                                               ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment) of loan payable                              --              (25,000)                  --
  Proceeds from (repayment to) director                                  --                   --                6,335
  Proceeds from sale of stock                                            --                   --            3,250,705
                                                               ------------         ------------         ------------
Net Cash Provided by Financing Activities                                --              (25,000)           3,257,040
                                                               ------------         ------------         ------------

Increase (decrease) in cash                                        (157,050)            (161,235)           1,029,601
Cash, beginning of period                                         1,186,651              970,030                   --
                                                               ------------         ------------         ------------
Cash, end of period                                            $  1,029,601         $    808,795         $  1,029,601
                                                               ============         ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $         --         $         --         $     10,451
                                                               ============         ============         ============
  Cash paid for income taxes                                   $         --         $         --         $         --
                                                               ============         ============         ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                   $      8,500         $     87,500         $    262,500
                                                               ============         ============         ============
  Shareholder debt converted to contributed capital            $         --         $      6,335         $      6,335
                                                               ============         ============         ============

             See the accompanying notes to the financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013


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

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013


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

Office Lease
The Company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013


NOTE 2 - GOING CONCERN

Lithium Corporation's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $2,601,348 as of June 30, 2013. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium Corporation's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2013 and December 31, 2012:

                                                June 30,           December 31,
                                                  2013                2012
                                                --------            --------
Deposits                                        $    700            $     --
Professional fees                                  3,850               3,310
Exploration costs                                      0               8,964
Bonds                                             17,088              28,644
Transfer fees                                        900               1,800
Insurance                                          5,100              13,844
Office Misc                                          320                 800
Investor relations                                 3,015               5,025
Consulting                                            --                  --
                                                --------            --------
Total prepaid expenses                          $ 30,974            $ 62,387
                                                ========            ========

NOTE 4 - PROPERTY AND EQUIPMENT

                                                June 30,           December 31,
                                                  2013                2012
                                                --------            --------

Computer Equipment                              $  2,808            $  2,433
Less: Accumulated amortization                    (2,379)             (2,271)
                                                --------            --------
Property and equipment, net                     $    429            $    162
                                                ========            ========

Amortization expense was $108 and $215 for the years ended June 30, 2013 and December 31, 2012, respectively.

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013


NOTE 5 - MINERAL PROPERTIES

Fish Lake Property
The Company has purchased a 100% interest in the Fish Lake property by making staged payments of $350,000 worth of common stock. Title to the pertinent claims was transferred to the Company through quit claim deed dated June 1, 2011, and this quitclaim was recorded at the county level on August 3, 2011 and at the BLM on August 4, 2011. Quarterly stock disbursements were made on the following schedule:

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at June 30, 2013, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of June 30, 2013.

The Company has entered into an agreement in April 2013, whereby it may earn a 100% interest in the Mt Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The company must spend $15,000 on exploration, and submit a government assessment report by Nov 30, 2013 to earn its interest.

Staked Properties

The Company has staked claims with various registries as summarized below:

                                                                       Net Carry
Name                       Claims               Cost     Impairment      Value
----                       ------               ----     ----------      -----

SanEmidio                20 (1,600)           $11,438     $(5,719)      $ 5,719
Cherryville/BC Sugar   2,036.37 (hectares)    $12,027         Nil       $12,027

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded in 2013, as of June 30, 2013. Impairment of $369,137 was recorded in 2012 relating to the abandonment of some mineral claims relating to the abandonment of some mineral claims.

NOTE 6 - CAPITAL STOCK

The Company is authorized to issue 300,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013


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

On June 6, 2013, the Company issued 250,000 shares of its common stock as part of the Cherryville property acquisition located in British Columbia .

There were 74,911,408 shares of common stock issued and outstanding as of June 30, 2013.

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

Warrants

                                                              Outstanding at
  Issue Date        Number      Price       Expiry Date       June 30, 2013
  ----------        ------      -----       -----------       -------------
Nov. 19, 2012     11,000,000    $0.10      Nov. 18, 2014        11,000,000

The warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, dividend yield of 0%, risk free interest rates of 0.67% and volatility of 129%. The fair value of the warrants was adjusted against additional paid in capital.

Stock Based Compensation

The Company granted 500,000 options at an exercise price of $0.28 and 400,000 options at an exercise price of $0.24 to consultants in exchange for various professional services. On March 15, 2013, options granted at $0.28 and $0.24 was modified to exercise prices of $.045. Also, on March 15, 2013 the Company granted 200,000 options to consultants for management services at exercise price of $0.045. The issuance of new options, less the expiration of 350,000 options, and the modification resulted in net stock-based compensation of $10,089 in 2013, as of June 30, 2013. These options were vested on the date of grant. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

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

Total stock-based compensation for the quarter-ended June 30, 2013 was $10,089 (June 30, 2012: Nil).

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options outstanding at June 30, 2013:

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

NOTE 7 - INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $2,601,348 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                Three months       Three months
                                                   Ended              Ended
                                                  June 30,           June 30,
                                                    2013               2012
                                                  --------           --------
Federal income tax benefit attributable to:
  Current operations                              $ 23,720           $ 28,453
  Less: valuation allowance                        (23,720)           (28,453)
                                                  --------           --------
Net provision for Federal income taxes            $      0           $      0
                                                  ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30, 2013:

                                                  June 30,          December 31,
                                                    2013               2012
                                                 ----------         ----------
Deferred tax asset attributable to:
  Net operating loss carryover                   $  869,825         $  813,201
  Less: valuation allowance                        (869,825)          (813,201)
                                                 ----------         ----------
Net deferred tax asset                           $        0         $        0
                                                 ==========         ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,601,348 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2013 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

Our current operational focus is to conduct exploration activities on our properties in Nevada, known as the Fish Lake Valley property, the San Emidio prospect, the Mount Heimdal property and the Cherryville property in British Columbia.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda county in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold forty, eighty acre Association Placer claims that cover approximately 3200 acres (1280 hectares). Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our company allowed 56 claims to lapse on September 1, 2012, which covered the southern playa area. These claims were allowed to lapse as it was determined through the course of work over the past three years that they are not overly prospective for hosting lithium brine resources, nor is it strategically advantageous to continue to hold them.

The property was originally held under mining lease purchase agreement dated June 1, 2009, between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium had agreed to issue the vendors $350,000 worth of common stock of our company in eight regular disbursements. To date all disbursements have been made of stock worth a total of $350,000, and claim ownership has been transferred to our company.

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

Upon successful completion of the program and the report our company will earn a 100% interest in the claims, subject to a 1.5% net overriding royalty to the vendor from the proceeds of production. A short field program was commenced in late June 2013.

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

Similarly the Salt Wells property was acquired through staking a 12,320 acre parcel that covers the Eightmile Basin, in Churchill County, Nevada in 2009 and 2010. In September 2011, the property was reduced as we allowed a number of non-prospective, non-strategic claims to lapse. Exploratory drilling in the fall of 2011 was disappointing and the remaining 80 claims here were allowed to lapse in September 2012.

There are no further commitments or contingencies related to any of these mineral properties.

CHERRYVILLE PROPERTY, BRITISH COLUMBIA

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder has agreed to sell to our company a 20.57 hectare claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we have agreed to issue to Mr. Hyder 250,000 shares of common stock of our company.

In addition to the 20.57 hectares purchased, we have subsequently staked an additional 2015.8 hectares of prospective lands in the general vicinity of the discovery outcrop. Exploration work is ongoing in this area.

We are currently exploring other locations which are felt to be prospective for hosting lithium mineralization, as well as evaluating opportunities brought to the company by third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2012

We had a net loss of $69,765 for the three month period ended June 30, 2013, which was $13,089 less than the net loss of $82,854 for the three month period ended June 30, 2012. The change in our results over the two periods is primarily the result of decreased lawyers fees related to the Company's shelved application to list on an exchange in Canada.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2013 and 2012:

                                                                Change Between
                                                              Three Month Period
                                 Three Months   Three Months        Ended
                                    Ended          Ended       June 30, 2013 and
                                   June 30,       June 30,         June 30,
                                     2013           2012             2012
                                   --------       --------         --------
Professional fees                  $ 14,547       $ 23,507         $ (8,960)
Depreciation                             54             54              Nil
Amortization                            Nil            Nil              Nil
Exploration expenses                 18,444          3,650           14,794
Consulting fees                      11,550         34,799          (23,249)
Insurance expense                     4,372          3,903              469
Investor relations                    7,570          9,794           (2,224)
Promotion                               Nil          2,137           (2,137)
Transfer agent and filing fees        1,887          1,775              112
Travel                                8,257            862            7,395
Stock option compensation               Nil            Nil              Nil
General and administrative            3,179          2,613              566
Interest/Other income                   (95)          (230)             135
                                   --------       --------         --------
Net loss                           $(69,765)      $(82,864)        $(13,099)
                                   ========       ========         ========

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

We had a net loss of $161,486 for the six month period ended June 30, 2013, which was $5,055 less than the net loss of $166,541 for the three month period ended June 30, 2012. The change in our results over the two periods is primarily the result of decreased general and administrative spending.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2013 and 2012:

                                                               Change Between
                                                              Six Month Period
                                 Six Months     Six Months         Ended
                                   Ended          Ended      June 30, 2013 and
                                  June 30,       June 30,         June 30,
                                    2013           2012             2012
                                 ----------     ----------       ----------
Professional fees                $  30,033      $  33,339        $  (3,306)
Depreciation                           108            108              Nil
Amortization                           Nil            Nil              Nil
Exploration expenses                24,588         32,759           (8,171)
Consulting fees                     39,450         49,949          (10,499)
Insurance expense                    8,744          7,806              938
Investor relations                  24,774         24,748               26
Promotion                              Nil          2,137           (2,137)
Transfer agent and filing fees       3,900          4,206             (306)
Travel                              14,536          7,782            6,754
Stock option compensation           10,089            Nil           10,089
General and administrative           5,453          4,814              639
Interest/Other income                 (189)        (1,107)             918
                                 ---------      ---------        ---------
Net loss                         $(161,486)     $(166,541)       $  (5,055)
                                 =========      =========        =========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2013, reflects current assets of $1,060,575. We had cash in the amount of $1,029,601 and a working capital in the amount of $1,037,750 as of June 30, 2013. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                     At                At
                                                  June 30,         December 31,
                                                    2013              2012
                                                 ----------        ----------
Current assets                                   $1,060,575        $1,249,038
Current liabilities                                  22,825            53,201
                                                 ----------        ----------
Working capital                                  $1,037,750        $1,195,837
                                                 ==========        ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                         2013            2012
                                                      ---------       ---------
Net cash provided by (used in) operating activities   $(141,912)      $(136,235)
Net cash provided by (used in) investing activities     (15,138)            Nil
Net cash provided by (used in) financing activities         Nil         (25,000)
                                                      ---------       ---------
Net increase (decrease) in cash during period         $(157,050)      $ (74,660)
                                                      =========       =========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the six months ended June 30, 2013 was $(157,050), an increase of $20,815 from the $136,235 net cash outflow during the six months ended June 30, 2012.

INVESTING ACTIVITIES

The primary driver of cash provided by investing activities was capital spending in the acquisition of Mineral claims at our Cherryville property in British Columbia.

Cash used in investing activities during the six months ended June 30, 2013 was $15,138, which was a $15,138 increase from the $Nil cash used on investing activities during the six months ended June 30, 2012. This increase in the cash used in investing activities was primarily due to the acquisition of claims at our Cherryville property.

FINANCING ACTIVITIES

Cash used in financing activities during the six months ended June 30, 2013 was $Nil as compared to the $25,000 in cash used in financing activities during the three months ended June 30, 2012.

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

Cash on hand as of June 30, 2013 was $1,029,601.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $Nil and $369,137 were recorded in the years ended 2012 and 2011 respectively, relating to the abandonment of some mineral claims.

OFFICE LEASE

Our company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 6, 2013, we issued 250,000 shares of common stock to one non-U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                          Description
-----------                          -----------
(3)           ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007)

3.2 Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007)

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

(4)           INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
              INDENTURES

4.1 2009 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2009)

(10)          MATERIAL CONTRACTS

10.1 Share Exchange Agreement dated October 9, 2009, between our company, Nevada Lithium Corporation and the selling shareholders of Nevada Lithium Corporation (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.2 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation, Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman. (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.3 Lease Agreement dated March 16, 2009 between Nevada Lithium Corporation and Cerro Rico Ventures LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.4 Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)

10.5 Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

(14)          CODE OF ETHICS

14.1 Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: August 19, 2013                   /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)