Form 10-Q
period 2013-09-30
Lithium Corp
filed 2013-11-07
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2013
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
74,911,408 common shares issued and outstanding as of October 31, 2013.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               LITHIUM Corporation
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                    September 30,          December 31,
                                                                        2013                   2012
                                                                    ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    873,083           $  1,186,651
  Accounts Receivable                                                         --                     --
  Prepaid Expenses                                                        28,457                 62,387
                                                                    ------------           ------------
      TOTAL OTHER CURRENT ASSETS                                         901,540              1,249,038
                                                                    ------------           ------------
OTHER ASSETS
  Mineral Properties                                                     187,653                163,139
  Property & Equipment                                                       356                    162
                                                                    ------------           ------------
      TOTAL OTHER ASSETS                                                 188,009                163,301
                                                                    ------------           ------------

      TOTAL ASSETS                                                  $  1,089,549           $  1,412,339
                                                                    ============           ============

                       LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $      2,371           $     53,201
                                                                    ------------           ------------
      TOTAL CURRENT LIABILITIES                                            2,371                 53,201
                                                                    ------------           ------------

      TOTAL LIABILITIES                                                    2,371                 53,201
                                                                    ------------           ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common Stock, 3,000,000,000 shares authorized,
   par value $0.01; 74,911,408 common shares
   outstanding (2012 - 74,661,408)                                        74,911                 74,662
  Additional paid in capital                                           3,300,439              3,292,348
  Additional paid in capital - Options                                   184,130                174,041
  Additional paid in capital - Warrants                                  257,949                257,949
  Deficit accumulated during the Exploration stage                    (2,730,251)            (2,439,862)
                                                                    ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                       1,087,178              1,359,138
                                                                    ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $  1,089,549           $  1,412,339
                                                                    ============           ============

                               Lithium Corporation
                          (An Exploration Stage Company
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                               Period from
                                          Three Months     Three Months     Nine Months      Nine Months     January 31, 2007
                                             Ended            Ended            Ended            Ended         (Inception) to
                                          September 30,    September 30,    September 30,    September 30,     September 30,
                                              2013             2012             2013             2012              2013
                                          ------------     ------------     ------------     ------------      ------------
REVENUE                                   $         --     $         --     $         --     $         --      $         --
                                          ------------     ------------     ------------     ------------      ------------
OPERATING EXPENSES
  Professional fees                             10,977           13,273           41,010           46,612           253,634
  Depreciation                                      73               54              181              162             2,453
  Exploration expenses                          79,983           16,700          104,572           49,459           720,775
  Consulting fees                               13,750           18,550           53,200           44,768           351,392
  Insurance expense                              4,372            3,903           13,116           11,709            48,058
  Investor relations                             8,240           11,852           33,014           36,600           264,427
  Management fees                                   --               --               --               --            53,800
  Transfer agent and filing fees                 1,482            2,498            5,383            6,704            51,380
  Travel                                         7,620            5,396           22,156           13,178            85,308
  Stock option compensation                         --               --           10,089           23,731           289,549
  Website development costs                         --               --               --               --             3,912
  Write-down of website costs                       --               --               --               --            12,000
  Write-down of mineral properties                  --          369,137               --          369,137           518,746
  General and Administration                     2,501            2,257            7,954            9,207            84,006
                                          ------------     ------------     ------------     ------------      ------------
TOTAL OPERATING EXPENSES                       128,998          443,620          290,675          611,267         2,739,440
                                          ------------     ------------     ------------     ------------      ------------

LOSS FROM OPERATIONS                          (128,998)        (443,620)        (290,675)        (611,267)       (2,739,440)

OTHER INCOME (EXPENSES)
  Other Income                                      --               --               --              671            17,952
  Interest Income                                   96              318              284              754             3,087
  Interest expense                                  --               --               --               --            11,850
                                          ------------     ------------     ------------     ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                        96              318              284            1,425             9,189

LOSS BEFORE INCOME TAXES                      (128,902)        (443,302)        (290,391)        (609,842)       (2,730,251)

PROVISION FOR INCOME TAXES                          --               --               --               --                --
                                          ------------     ------------     ------------     ------------      ------------

NET LOSS                                  $   (128,902)    $   (443,302)    $   (290,391)    $   (609,842)     $ (2,730,251)
                                          ============     ============     ============     ============      ============

NET LOSS PER SHARE: BASIC AND DILUTED     $         --     $      (0.01)    $         --     $      (0.01)
                                          ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED             74,911,408       63,661,408       74,723,908       63,661,408
                                          ============     ============     ============     ============

                               Lithium Corporation
                            (An Exploration Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                      Period from
                                                        Nine Months            Nine Months          January 31, 2007
                                                           Ended                  Ended              (Inception) to
                                                        September 30,          September 30,          September 30,
                                                            2013                   2012                   2013
                                                        ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                               $   (290,391)          $   (609,842)          $ (2,730,251)
  Adjustment for non-cash items:
    Deposits                                                    (700)                    --                   (700)
    Write-down of software development                            --                     --                 12,000
    Write-down of mineral properties                              --                369,137                518,745
    Stock option compensation expense                         10,089                 23,731                289,549
    Depreciation                                                 181                    162                  2,399
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                    --                     --                     --
    (Increase) decrease in prepaid expenses                   34,629                 25,173                (27,758)
    Increase (decrease) in accounts payable
     and accrued liabilities                                 (42,487)                (2,937)                10,767
                                                        ------------           ------------           ------------
Net Cash Used in Operating Activities                       (288,679)              (194,577)            (1,925,249)
                                                        ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                         (375)                    --                 (2,808)
  Purchase of software development                                --                     --                (12,000)
  Interest in mineral properties                             (24,514)               (25,760)              (443,900)
                                                        ------------           ------------           ------------
Net Cash Used in Investing Activities                        (24,889)               (25,760)              (458,708)
                                                        ------------           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment to) director                           --                     --                  6,335
  Proceeds from sale of stock                                     --                     --              3,250,705
                                                        ------------           ------------           ------------
Net Cash Provided by Financing Activities                         --                     --              3,257,040
                                                        ------------           ------------           ------------

Increase (decrease) in cash                                 (313,568)              (220,337)               873,083
Cash, beginning of period                                  1,186,651                970,030                     --
                                                        ------------           ------------           ------------

Cash, end of period                                     $    873,083           $    749,693           $    873,083
                                                        ============           ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                $         --           $         --           $     10,451
                                                        ============           ============           ============
  Cash paid for income taxes                            $         --           $         --           $         --
                                                        ============           ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Common stock issued for mineral properties            $      8,500           $         --           $    262,500
                                                        ============           ============           ============
  Shareholder debt converted to contributed capital     $         --           $         --           $      6,335
                                                        ============           ============           ============

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2013


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lithium Corporation (formerly Utalk Communications Inc.) was incorporated on January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

Nevada Lithium Corporation was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corporation. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corporation. By agreement dated October 9, 2009 Nevada Lithium Corporation and Lithium Corporation amalgamated as Lithium Corporation. Lithium Corporation is engaged in the acquisition and development of certain lithium interests in the state of Nevada, and is currently in the exploration stage. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2013


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

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $Nil and $369,137 were recorded in the years ended 2013 and 2012 respectively, relating to the abandonment of some mineral claims.

OFFICE LEASE
The Company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2013


NOTE 2 - GOING CONCERN

Lithium Corporation's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates that the Company will continue in operation for the foreseeable future and will realize its assets and liquidate its liabilities in the normal course of business. However, Lithium has no current source of revenue, recurring losses and a deficit accumulated during the exploration stage of $2,730,251 as of September 30, 2013. These factors, among others, raise, substantial doubt about the Company's ability to continue as a going concern. Lithium's management plans on raising cash from public or private debt or equity financing, on an as-needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Lithium Corporation's ability to continue as a going concern is dependent on these additional cash financings and, ultimately, upon achieving profitable operations through the development of mineral interests. The successful outcome of future activities cannot be determined at this time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2013 and December 31, 2012:

                                              September 30,         December 31,
                                                  2013                 2012
                                                --------             --------

Deposits                                        $    700             $     --
Professional fees                                  2,888                3,310
Exploration costs                                  4,847                8,964
Bonds                                             17,088               28,644
Transfer fees                                        450                1,800
Insurance                                            729               13,844
Office Misc                                           80                  800
Investor relations                                 1,675                5,025
Consulting                                            --                   --
                                                --------             --------
Total prepaid expenses                          $ 28,457             $ 62,387
                                                ========             ========

NOTE 4 - PROPERTY AND EQUIPMENT

                                              September 30,         December 31,
                                                  2013                 2012
                                                --------             --------

Computer Equipment                              $  2,808             $  2,433
Less: Accumulated amortization                    (2,452)              (2,271)
                                                --------             --------
Property and equipment, net                     $    356             $    162
                                                ========             ========

Amortization expense was $181 and $215 for the years ended September 30, 2013 and December 31, 2012, respectively.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2013


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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at September 30, 2013, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of September 30, 2013.

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

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded in 2013, as of September, 30, 2013. Impairment of $369,137 was recorded in 2012 relating to the abandonment of some mineral claims relating to the abandonment of some mineral claims.

NOTE 6 - CAPITAL STOCK

The Company is authorized to issue 300,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2013


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

On June 6, 2013, the Company issued 250,000 shares of its common stock as part of the Cherryville property acquisition located in British Columbia.

There were 74,911,408 shares of common stock issued and outstanding as of September 30, 2013.

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

WARRANTS

                                                                 Outstanding at
  Issue Date        Number      Price       Expiry Date       September 30, 2013
  ----------        ------      -----       -----------       ------------------

Nov. 19, 2012     11,000,000    $0.10      Nov. 18, 2014          11,000,000

The warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, dividend yield of 0%, risk free interest rates of 0.67% and volatility of 129%. The fair value of the warrants was adjusted against additional paid in capital.

Stock Based Compensation

The Company granted 500,000 options at an exercise price of $0.28 and 400,000 options at an exercise price of $0.24 to consultants in exchange for various professional services. On March 15, 2013, options granted at $0.28 and $0.24 was modified to exercise prices of $.045. Also, on March 15, 2013 the Company granted 200,000 options to consultants for management services at exercise price of $0.045. The issuance of new options, less the expiration of 350,000 options, and the modification resulted in net stock-based compensation of $10,089 in 2013, as of September 30, 2013. These options were vested on the date of grant. The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

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

Total stock-based compensation for the quarter-ended September 30, 2013 was $10,089 (September, 30, 2012: $23,731).

                               Lithium Corporation
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2013


NOTE 6 - CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options outstanding at September 30, 2013:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date       December 31, 2012
----------           ------      -----       -----------       -----------------

September 23, 2010   500,000    $0.045    September 23, 2015        500,000
May 31, 2012         100,000    $0.045       July 6, 2013           100,000
May 31, 2012         100,000    $0.045       May 31, 2017           100,000
March 15, 2013       200,000    $0.045      March 15, 2018          200,000

NOTE 7 - INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $2,730,251 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                Nine Months         Nine Months
                                                   Ended               Ended
                                               September 30,       September 30,
                                                   2013                2012
                                                ----------          ----------
Federal income tax benefit attributable to:
  Current operations                            $   98,733          $  207,346
  Less: valuation allowance                        (98,733)           (207,346)
                                                ----------          ----------
Net provision for Federal income taxes          $        0          $        0
                                                ==========          ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at September 30, 2013:

                                               September 30,        December 31,
                                                   2013                2012
                                                ----------          ----------
Deferred tax asset attributable to:
  Net operating loss carryover                  $  913,652          $  813,201
  Less: valuation allowance                       (913,652)           (813,201)
                                                ----------          ----------
Net deferred tax asset                          $        0          $        0
                                                ==========          ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,730,251 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2013 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

Our current operational focus is to conduct exploration activities on the Fish Lake Valley property and the San Emidio prospect in Nevada and the Sugar Lake and Mount Heimdal properties in British Columbia.

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda county in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold forty, eighty-acre Association Placer claims that cover approximately 3200 acres (1280 hectares). Lithium-enriched Tertiary-era Fish Lake formation Rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our company allowed 56 claims to lapse on September 1, 2012, which covered the southern playa area. These claims were allowed to lapse as it was determined through the course of work over the past three years that they are not overly prospective for hosting lithium brine resources, nor is it strategically advantageous to continue to hold them.

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

The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, and Peru, and more importantly Clayton Valley, where Chemetall has its Silver Peak lithium-brine operation. Access is excellent in Fish Lake Valley with all-weather gravel roads leading to the property from State Highways 264, and 265, and maintained gravel roads ring the Playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 12 miles to the south, while the town of Tonopah Nevada is approximately 50 miles to the east.

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

On September 3, 2013, we announced that drilling had commenced at Fish Lake Valley. Due to recent storms and wet conditions in the area which our company hoped to concentrate on, the playa was not passable, and so the program concentrated on larger step-out drilling well off the playa. This 11 hole, 1,025 foot program did prove that mineralization does not extend much if at all past the margins of the playa. Our company intends to drill again as soon as conditions on the playa improve sufficiently.

SAN EMIDIO PROPERTY

The San Emidio property was acquired through the staking of claims in September 2011. The twenty, eighty-acre Association Placer claims currently held here cover an area of approximately 1600 acres (640 hectares). Ten claims in the southern portions of the original claim block that was staked in 2011 were allowed to lapse on September 1, 2012, and a further ten claims were then staked and recorded. These new claims are north of, and contiguous to the surviving claims from our earlier block. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

Most recently we drilled this prospect in late October 2012, further testing the area of the property in the vicinity where prior exploration by our company discovered elevated lithium levels in subsurface brines. During the 2012 program a total of 856 feet (260.89 meters) was drilled at 8 discrete sites. The deepest hole was 160 feet (48.76 meters), and the shallowest hole that produced brine was 90 feet (27.43 meters). The average depth of the seven hole program was 107 feet (32.61 meters). The program better defined a lithium-in-brine anomaly that was discovered in early 2012. This anomaly is approximately 0.6 miles (370 meters) wide at its widest point by more than 3 miles (2 kilometers) long. The peak value seen within the anomaly is 23.7 mg/l lithium, which is 10 to 20 times background levels outside the anomaly. Our company believes that much like Fish Lake Valley the playa at San Emidio may be conducive to the formation of a "Silver Peak" style lithium brine deposit, and the recent drilling indicates that the anomaly occurs at or near the intersection of several faults that may have provided the structural setting necessary for the formation of a lithium-in-brine deposit at depth.

Our company is compiling all data, and intends to amend its permits with the Bureau of Land Management, and to commence a deeper drilling program here early in 2014.

MOUNT HEIMDAL FLAKE GRAPHITE PROPERTY

On April 15, 2013, we entered into a mining option agreement between our company and our president, Tom Lewis, wherein we had the option to acquire a 100% interest in the Mount Heimdal Flake Graphite property in the Slocan Mining Division of British Columbia, Canada.

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

Pursuant to the terms of the original agreement, we were required to spend $15,000 in exploration on the property and complete an assessment report by November 30, 2013, and upon successful completion of the program and the report our company was to earn a 100% interest in the claims, subject to a 1.5% net overriding royalty to the vendor from the proceeds of production.

Prospecting work was performed on the Mount Heimdal property in June/July 2013 and several mineralized zones were noted here, the best of which graded 3.72% flake graphite. Although the work was encouraging it was decided that our Company would be best served presently by focusing on the BC Sugar property. Our company negotiated an agreement with Tom Lewis, the vendor of Mount Heimdal whereby the vendor assigned its 100% interest in the property for a 2% net smelter royalty on any proceeds from future production from the property. In addition the vendor holds title to all properties in BC in trust for Lithium Corporation and will transfer all interest at such time as Lithium Corporation creates a subsidiary that is eligible to hold title in mineral properties in British Columbia.

BC SUGAR FLAKE GRAPHITE PROPERTY

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company's common stock to Mr. Hyder. In addition to the acquired claim, our company has also staked another nine claims, to bring the total area to be explored by our company to just slightly over 18,800 acres (7,608.375 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic calc-silicate and graphitic quartz/biotite/ gneisses. The rocks in the general area of the BC Sugar prospect are similar to the host rocks in the area of the Crystal Graphite deposit 55 miles (90 kms) to the southeast, where our company holds the Mt Heimdal block of claims.

Prospecting and geological work has been ongoing at the property over the summer, and several graphite prospects have been discovered with the best mineralization to date grading over 5% flake graphite. A number of mineralized boulders have also been encountered at various locations on the property, which appear to indicate that the mineralized horizon or horizons may be found at other locales within the claim block.

The BC Sugar property is well placed in the Shushwap Metamorphic Complex, in a geological environment favorable for the formation of flake graphite deposits, and is in an area of excellent logistics, with a considerable network of logging roads within the project area. Additionally the town of Lumby is approximately 19 miles (30 kms) to the south of the property, while the City of Vernon is only 30 miles (50 kms) to the southwest of the western portions of the claim block.

OTHER PROPERTIES

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

We are currently exploring other locations which are felt to be prospective for hosting lithium or graphite mineralization, as well as evaluating opportunities brought to the company by third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

We had a net loss of $128,902 for the three month period ended September 30, 2013, which was $314,400 less than the net loss of $443,302 for the three month period ended September 30, 2012. The change in our results over the two periods is primarily the result of no write-down of mineral properties.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2013 and 2012:

                                                               Change Between
                                                              Three Month Period
                                                                   Ended
                                Three Months   Three Months   September 30, 2013
                                   Ended          Ended             and
                                September 30,  September 30,    September 30,
                                    2013           2012             2012
                                 ----------     ----------       ----------

Professional fees                $   10,977     $   13,273       $   (2,296)
Depreciation                             73             54               19
Exploration expenses                 79,983         16,700           63,283
Consulting fees                      13,750         18,550           (4,800)
Insurance expense                     4,372          3,903              469
Investor relations                    8,240         11,852           (3,612)
Transfer agent and filing fees        1,482          2,498           (1,016)
Travel                                7,620          5,396            2,224
Stock option compensation               Nil            Nil              Nil
Write-down of mineral properties        Nil        369,137         (369,137)
General and administrative            2,501          2,257              244
Interest/Other income                   (96)          (318)            (222)
                                 ----------     ----------       ----------
Net loss                         $ (128,902)    $ (443,302)      $ (314,400)
                                 ==========     ==========       ==========

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

We had a net loss of $290,391 for the nine month period ended September 30, 2013, which was $319,451 less than the net loss of $609,842 for the nine month period ended September 30, 2012. The change in our results over the two periods is primarily the result of no write-off of exploration expenses in 2013.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2013 and 2012:

                                                               Change Between
                                                              Nine Month Period
                                                                   Ended
                                Nine Months    Nine Months   September 30, 2013
                                   Ended          Ended             and
                                September 30,  September 30,    September 30,
                                    2013           2012             2012
                                 ----------     ----------       ----------

Professional fees                $   41,010     $   46,612       $   (5,602)
Depreciation                            181            162               19
Exploration expenses                104,572         49,459           55,113
Consulting fees                      53,200         44,768            8,432
Insurance expense                    13,116         11,709            1,407
Investor relations                   33,014         36,600           (3,586)
Transfer agent and filing fees        5,383          6,704           (1,321)
Travel                               22,156         13,178            8,978
Stock option compensation            10,089         23,731          (13,642)
Write-down of mineral properties        Nil        369,137         (369,137)
General and administrative            7,954          9,207              884
Interest/Other income                  (284)        (1,425)           1,141
                                 ----------     ----------       ----------
Net loss                         $ (290,391)    $ (609,842)      $ (319,451)
                                 ==========     ==========       ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2013, reflects current assets of $901,540. We had cash in the amount of $873,083 and a working capital in the amount of $899,169 as of September 30, 2013. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                         At             At
                                                    September 30,   December 31,
                                                        2013           2012
                                                     ----------     ----------

Current assets                                       $  901,540     $1,249,038
Current liabilities                                       2,371         53,201
                                                     ----------     ----------
Working capital                                      $  899,169     $1,195,837
                                                     ==========     ==========

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                        2013           2012
                                                     ----------     ----------

Net cash provided by (used in) operating activities  $ (288,679)    $ (194,577)
Net cash provided by (used in) investing activities     (24,889)       (25,760)
Net cash provided by (used in) financing activities         Nil            Nil
                                                     ----------     ----------
Net increase (decrease) in cash during period        $ (313,568)    $ (220,337)
                                                     ==========     ==========

OPERATING ACTIVITIES

Net cash flow used in operating activities during the nine months ended September 30, 2013 was $288,679, an increase of $94,102 from the $194,577 net cash outflow during the nine months ended September 30, 2012.

INVESTING ACTIVITIES

The primary driver of cash provided by investing activities was capital spending in the acquisition of mineral claims at our BC Sugar property in British Columbia.

Cash used in investing activities during the nine months ended September 30, 2013 was $24,889, which was a $871 decrease from the $25,760 cash used on investing activities during the nine months ended September 30, 2012. This decrease in the cash used in investing activities was primarily due to a decrease in claim acquisitions in 2013 the acquisition of claims at our BC Sugar property.

FINANCING ACTIVITIES

Cash used in financing activities during the nine months ended September 30, 2013 was $Nil as compared to $Nil in cash used in financing activities during the nine months ended September 30, 2012.

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

Cash on hand as of September 30, 2013 was $873,083.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $Nil and $369,137 were recorded in the periods ended September 30, 2013 and 2012 respectively, relating to the abandonment of some mineral claims.

OFFICE LEASE

Our company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party with one month's notice.

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

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

(4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
          INDENTURES

4.1 2009 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2009)

(10)      MATERIAL CONTRACTS

10.1 Share Exchange Agreement dated October 9, 2009, between our company, Nevada Lithium Corporation and the selling shareholders of Nevada Lithium Corporation (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.2 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation, Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman. (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.3 Lease Agreement dated March 16, 2009 between Nevada Lithium Corporation and Cerro Rico Ventures LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.4 Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)

10.5 Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.6*     Trust Agreement dated August 30, 2013 between our company and Tom
          Lewis

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: November 7, 2013                 /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)