Form 10-K
period 2013-12-31
Lithium Corp
filed 2014-04-01
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2013

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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2013 was $155,403 based on a $0.031 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 74,911,408 common shares as of March 24, 2014.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

Item 1.  Business                                                              3

Item 1A. Risk Factors                                                          5

Item 1B. Unresolved Staff Comments                                             8

Item 2.  Properties                                                            8

Item 3.  Legal Proceedings                                                    12

Item 4.  Mine Safety Disclosures                                              12

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            12

Item 6.  Selected Financial Data                                              13

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           18

Item 8.  Financial Statements and Supplementary Data                          19

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 32

Item 9A. Controls and Procedures                                              32

Item 9B. Other Information                                                    33

Item 10. Directors, Executive Officers and Corporate Governance               33

Item 11. Executive Compensation                                               37

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          39

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         40

Item 14. Principal Accounting Fees and Services                               40

Item 15. Exhibits, Financial Statement Schedules                              41

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

On August 31, 2009, we entered into a letter of intent with Nevada Lithium Corporation regarding a business combination which was to be effected in one of several different ways, including an asset acquisition, merger of our company and Nevada Lithium Corporation, or a share exchange whereby we would purchase the shares of Nevada Lithium Corporation from its shareholders in exchange for restricted shares of our common stock.

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

Also effective September 30, 2009, we changed our name from "Utalk Communications, Inc." to "Lithium Corporation", by way of a merger with our wholly owned subsidiary, Lithium Corporation, which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 1, 2009 under the stock symbol "LTUM". Our CUSIP number is 536804 107.

On October 9, 2009, we entered into a share exchange agreement with Nevada Lithium Corporation, a Nevada corporation, and the shareholders of Nevada Lithium Corporation. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Nevada Lithium Corporation occurred on October 19, 2009. In accordance with the closing of the share exchange agreement, we issued 12,350,000 shares of our common stock to the former shareholders of Nevada Lithium Corporation in exchange for the acquisition, by our company, of all of the 12,350,000 issued and outstanding shares of Nevada Lithium Corporation, which was subsequently wound up. Also, pursuant to the terms of the share exchange agreement, a former director of our company cancelled 220,000,000 restricted shares of our common stock.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada.

Our current operational focus is to conduct exploration activities on the Fish Lake Valley property and San Emidio prospect in Nevada and the BC Sugar and Mount Heimdal properties in British Columbia.

We are currently exploring other locations which are believed to be prospective for hosting lithium or graphite mineralization, as well as evaluating opportunities brought to the company by third parties.

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

COMPLIANCE WITH GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in United States and Canada, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States and Canada. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

RESEARCH AND DEVELOPMENT

We have incurred $Nil in research and development expenditures over the last two fiscal years.

INTELLECTUAL PROPERTY

We do not currently have any intellectual property, other than our domain name and website, www.lithiumcorporation.com.

EMPLOYEES

We have no employees. Our officers and directors provide their services to our company as independent consultants.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $807,556 as of December 31, 2013. At December 31, 2013, we had working capital of $817,675. We incurred a net loss of $378,257 for the year ended December 31, 2013 and $2,818,119 since inception. We estimate our average monthly operating expenses to be approximately $45,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

Management has plans to seek additional capital through private placements of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence." We continue to experience net operating losses.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority ("FINRA"). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 2. PROPERTIES

Our corporate head office is located at 5976 Lingering Breeze Street, Las Vegas, Nevada, 89148, our monthly rent is $700, which also includes storage space for field gear, and enclosed parking for a field vehicle.

MINERAL PROPERTIES

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda County in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold forty (40) 80-acre Association Placer claims that cover approximately 3,200 acres (1280 hectares). Lithium-enriched Tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our company allowed 56 claims to lapse on September 1, 2012, which covered the southern playa area. These claims were allowed to lapse as it was determined through the course of work over the past three years that they are not overly prospective for hosting lithium brine resources, nor is it strategically advantageous to continue to hold them.

The property was originally held under mining lease purchase agreement dated June 1, 2009, between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium issued the vendors $350,000 worth of common stock of our company in eight regular disbursements. All disbursements have been made of stock worth a total of $350,000, and claim ownership has been transferred to our company.

The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, and Peru, and more importantly Clayton Valley, where Chemetall has its Silver Peak lithium-brine operation. Access is excellent in Fish Lake Valley with all-weather gravel roads leading to the property from state highways 264, and 265, and maintained gravel roads ring the playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 12 miles to the south, while the town of Tonopah, Nevada is approximately 50 miles to the east.

Our company completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the fall of 2010. Near-surface brine sampling during the spring of 2011 outlined a boron/lithium/potassium anomaly on the northern portions of the northern playa, that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L (average 122.5 mg/L), with boron ranging from 1,500 to 2,670 mg/L (average 2,219 mg/L), and potassium from 5,400 to 8,400 mg/L (average 7,030 mg/L). Wet conditions on the playa precluded drilling there in 2011, and for a good portion of 2012, however a window of opportunity presented itself in late fall 2012. In November/December 2012 we conducted a short direct push drill program on the northern end of the playa, wherein a total of 1,240.58 feet (378.09 meters) was drilled in 20 holes at 17 discrete sites, and an area of 3,356 feet (1,023 meters) by 2,776 feet (846 meters) was systematically explored by grid probing. The deepest hole was 81 feet (24.69 meters), and the shallowest hole that produced brine was 34 feet (10.36 meters). The average depth of the holes drilled during the program was 62 feet (18.90 meters). The program successfully demonstrated that lithium-boron-potassium-enriched brines exist to at least 62 feet (18.9 meters) depth in sandy or silty aquifers that vary from approximately three to ten feet (one to three meters) in thickness. Average lithium, boron and potassium contents of all samples are 47.05 mg/L, 992.7 mg/L, and 0.535% respectively, with lithium values ranging from 7.6 mg/L to 151.3 mg/L, boron ranging from 146 to 2,160.7 mg/L, and potassium ranging from 0.1 to 1.3%.. The anomaly outlined by the program is 1,476 by 2,461 feet (450 meters by 750 meters), and is not fully delimited, as the area available for probing was restricted due to soft ground conditions to the east and to the south. A 50 mg/L lithium cutoff is used to define this anomaly and within this zone average lithium, boron and potassium contents are 90.97 mg/L, 1,532.92 mg/L, and 0.88% respectively. On September 3, 2013, we announced that drilling had commenced at Fish Lake Valley. Due to storms and wet conditions in the area which our company hoped to concentrate on, the playa was not passable, and so the program concentrated on larger step-out drilling well off the playa. This 11 hole, 1,025 foot program did prove that mineralization does not extend much, if at all, past the margins of the playa, as none of the fluids encountered in this program were particularly briny, and returned values of less than 5 mg/L lithium.

Our company is very pleased with the results here, and believes that the playa at Fish Lake Valley may be conducive to the formation of a "silver peak" style lithium brine deposit. Our company reviewed the results in regards to the overall geological interpretation of the lithium, boron and potassium bearing strata. The results confirm the presence of targeted mineralization and further evaluation programs will focus on determining the extent and depth of mineralization. Our company is currently assessing options on how best to further explore here.

SAN EMIDIO PROPERTY

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011. The twenty (20) 80-acre Association Placer claims currently held here cover an area of approximately 1,600 acres (640 hectares). Ten claims in the southern portions of the original claim block that was staked in 2011 were allowed to lapse on September 1, 2012, and a further ten claims were then staked and recorded. These new claims are north of and contiguous to the surviving claims from our earlier block. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

Most recently we drilled this prospect in late October 2012, further testing the area of the property in the vicinity where prior exploration by our company discovered elevated lithium levels in subsurface brines. During the 2012 program a total of 856 feet (260.89 meters) was drilled at 8 discrete sites. The deepest hole was 160 feet (48.76 meters), and the shallowest hole that produced brine was 90 feet (27.43 meters). The average depth of the seven hole program was 107 feet (32.61 meters). The program better defined a lithium-in-brine anomaly that was discovered in early 2012. This anomaly is approximately 0.6 miles (370 meters) wide at its widest point by more than 3 miles (2 kilometers) long. The peak value seen within the anomaly is 23.7 mg/l lithium, which is 10 to 20 times background levels outside the anomaly. Our company believes that, much like Fish Lake Valley, the playa at San Emidio may be conducive to the formation of a "silver peak" style lithium brine deposit, and the recent drilling indicates that the anomaly occurs at or near the intersection of several faults that may have provided the structural setting necessary for the formation of a lithium-in-brine deposit at depth.

Our company has compiled all data, and recently amended its permit with the Bureau of Land Management, to allow for a deeper drilling program, that our company intends to commence in the second quarter of 2014.

MOUNT HEIMDAL FLAKE GRAPHITE PROPERTY

On April 15, 2013, we entered into a mining option agreement with our president, Tom Lewis, wherein we had the option to acquire a 100% interest in the Mount Heimdal Flake Graphite property in the Slocan Mining Division of British Columbia, Canada.

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

High purity graphite is presently the most widely used anode material for lithium ion battery technology, and typically greater than 10 times more graphite is used in comparison to lithium in lithium ion battery production. In addition to increased graphite consumption due to growth in lithium ion batteries sales, carbon fiber composites are increasingly being utilized in auto, and aircraft construction. Also, presently there is considerable research into graphene, a flake graphite product, and it is possible a myriad of new applications or discoveries will ensue as a direct result of this work.

Pursuant to the terms of the original agreement, we were required to spend $15,000 in exploration on the property and complete an assessment report by November 30, 2013, and upon successful completion of the program and the report our company was to earn a 100% interest in the claims, subject to a 1.5% net overriding royalty to the vendor from the proceeds of production.

Prospecting work was performed on the Mount Heimdal property in June/July 2013 and several mineralized zones were noted here, the best of which graded 3.72% flake graphite. Although the work was encouraging it was decided that our company would be best served presently by focusing on the BC Sugar property. Our company negotiated an agreement with our president and director, Tom Lewis, as the vendor of Mount Heimdal, whereby Mr. Lewis assigned his 100% interest in the property for a 2% net smelter royalty on any proceeds from future production from the property. In addition Mr. Lewis holds title to both the Mount Heimdal, and BC Sugar properties, in trust, for our company and will transfer all interest at such time as our company creates a subsidiary that is eligible to hold title in mineral properties in British Columbia.

BC SUGAR FLAKE GRAPHITE PROPERTY

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company's common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the past several months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks in the general area of the BC Sugar prospect are similar to the host rocks in the area of the crystal graphite deposit 55 miles (90 kms) to the southeast, in the vicinity of our company's Mount Heimdal block of claims.

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. This latest round of work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. Our company is currently reviewing the data generated here in 2013, and making plans for 2014.

OTHER PROPERTIES

Our company allowed all 62 Association Placer Claims held at our Cortez Prospect in Lander County, Nevada to lapse in September of 2011 as, although drilling there in the summer of that year determined that a considerable volume of brine can be found locally, lithium contents were below anomalous thresholds and our company concluded that it would perhaps be more prudent to focus resources elsewhere.

Similarly, the Salt Wells property was acquired through staking a 12,320 acre parcel that covers the Eightmile Basin, in Churchill County, Nevada in 2009 and 2010. In September 2011, the property was reduced as we allowed a number of non-prospective, non-strategic claims to lapse. Exploratory drilling in the fall of 2011 was disappointing and the remaining 80 claims here were allowed to lapse in September 2012.

There are no further commitments or contingencies related to any of these mineral properties.

We are currently exploring other locations which are believed to be prospective for hosting lithium or graphite mineralization, as well as evaluating opportunities brought to the company by third parties.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

                              OTC BULLETIN BOARD(1)

              Quarter Ended                 High         Low
              -------------                 ----         ---

              December 31, 2013           $ 0.055      $ 0.0151
              September 30, 2013          $ 0.059      $ 0.0231
              June 30, 2013               $ 0.059      $ 0.0301
              March 31, 2013              $ 0.06       $ 0.04
              December 31, 2012           $ 0.08       $ 0.04
              September 30, 2012          $ 0.079      $ 0.0553
              June 30, 2012               $ 0.13       $ 0.055
              March 31, 2012              $ 0.17       $ 0.102
              December 31, 2011           $ 0.32       $ 0.12

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

On March 24, 2014, the shareholders' list showed 11 registered shareholders with 74,911,408 common shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

On December 29, 2009, our board of approved the adoption of the 2009 Stock Plan which permits our company to issue up to 6,055,000 shares of our common stock to directors, officers, employees and consultants. This plan has not been approved by our security holders.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2013:

                      EQUITY COMPENSATION PLAN INFORMATION

                                  Number of Securities
                              Number of Securities to be                                     Remaining Available for
                               Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                 Warrants and Rights           Warrants and Rights            (excluding column (a))
   -------------                 -------------------           -------------------            ----------------------
Equity Compensation Plans                   Nil                         Nil                                Nil
Approved by Security
Holders

Equity Compensation Plans Not           800,000 (1)                  $0.045                          5,255,000
Approved by Security Holders

     Total                              800,000 (1)                  $0.045                          5,255,000

----------
(1) Includes 200,000 unexercised stock options issued on March 15, 2013, 100,000 unexercised stock options issued on May 31, 2012 and 500,000 unexercised stock options issued on September 23, 2010.

CONVERTIBLE SECURITIES

As of December 31, 2013, we had outstanding options to purchase 800,000 shares of our common stock exercisable at $0.045.

On May 31, 2012, the directors of our company determined that due to current adverse market conditions, it would be in the best interests of our company to re-price an aggregate of 500,000 incentive stock options granted to directors and officers of our company on September 23, 2010 with an exercise price of $0.28, and an aggregate of 450,000 incentive stock options granted to directors and officers of our company on September 23, 2010 with an exercise price of $0.25, to reflect the closing price for our company's common shares quoted on the OTC Bulletin Board on May 29, 2012 of $0.07.

Also on May 31, 2012, our company granted an aggregate of 400,000 incentive stock options to certain directors and consultants of our company at an exercise price of $0.07, exercisable for a period of five years from the date of grant. This option price on all directors and consultants options was revised downward to $0.045 on March 15, 2013.

On March 15, 2013, we granted an aggregate of 200,000 stock options to consultants of our company pursuant to our 2009 Stock Plan. The stock options are exercisable for five years from the date of grant at an exercise price of $0.045 per share.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2013.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

CASH REQUIREMENTS

Our current operational focus is to conduct exploration activities on the Fish Lake Valley property and San Emidio prospect in Nevada and the BC Sugar and Mount Heimdal properties in British Columbia. We expect to review other potential exploration projects from time to time as they are presented to us.

Our net cash provided by financing activities during the year ended December 31, 2013 was $Nil as compared to $550,000 during the year ended December 31, 2012.

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

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2013, which are included herein.

Our operating results for the twelve months ended December 31, 2013, for the twelve months ended December 31, 2012 and the changes between those periods for the respective items are summarized as follows:

                                                                              Change Between
                                                                               Twelve Month
                                                                               Period Ended
                                     Twelve Month         Twelve Month       December 31, 2013
                                        Ended                Ended                 and
                                      December 31,         December 31,         December 30,
                                         2013                 2012                 2012
                                      ----------           ----------           ----------
Revenue                               $     Nil            $     Nil            $     Nil
Professional fees                        60,646               74,106              (13,460)
Amortization                                Nil                  Nil                  Nil
Depreciation                                162                  215                  (53)
Exploration expenses                    123,014              102,839               20,175
Consulting fees                          72,663               70,328                2,335
Insurance expense                        13,844               16,038               (2,194)
Investor relations                       40,872               49,420               (8,548)
Stock Option Compensation                16,642               35,415              (18,773)
Transfer agent and filing fees            8,595               11,102               (2,507)
Travel                                   30,210               17,824               12,386
Write-down of mineral properties            Nil              369,137             (369,137)
General and administrative               11,989               10,638                1,351
Other income                                Nil                  Nil                  Nil
Interest (income)                          (380)              (1,497)               1,117
Interest expense                            Nil                  Nil                  Nil
                                      ---------            ---------            ---------
Net loss                              $(378,257)           $(755,565)           $(377,308)
                                      =========            =========            =========

Our accumulated losses increased to $1,818,119 as of December 31, 2013. Our financial statements report a net loss of $378,257 for the twelve month period ended December 31, 2013 compared to a net loss of $755,565 for the twelve month period ended December 31, 2012. Our losses have decreased by $377,308, primarily as a result of no write down in our mineral properties in 2013.

Our operating expenses for the year ended December 31, 2013 were $378,637 compared to $757,062 as of December 31, 2012. The decrease in operating expenses was primarily as a result of no write down expense of mineral properties in 2013.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                      At                At
                                                  December 31,      December 31,
                                                     2013              2012
                                                  ----------        ----------
Current assets                                    $  830,657        $1,249,038
Current liabilities                                   12,982            53,201
                                                  ----------        ----------
Working capital                                   $  817,675        $1,195,837
                                                  ==========        ==========

CASH FLOWS

                                                           Year Ended
                                                          December 31,
                                                     2013              2012
                                                  ----------        ----------
Net cash (used in) operating activities           $(362,386)        $(307,617)
Net Cash (used in) investing activities             (16,709)          (25,762)
Net cash provided by financing activities               Nil           550,000
                                                  ---------         ---------
Net increase (decrease) in cash during period     $(379,095)        $ 216,621
                                                  =========         =========

Our total current liabilities as of December 31, 2013 were $12,982 as compared to total current liabilities of $53,201 as of December 31, 2012. The decrease was due to fewer accounts payable related to mineral property activities.

OPERATING ACTIVITIES

Net cash used in operating activities was $362,386 for the year ended December 31, 2013 compared with net cash used in operating activities of $307,617 in the same period in 2012.

INVESTING ACTIVITIES

Net cash used in investing activities was $16,709 for the year ended December 31, 2013 compared to net cash used in investing activities of $25,762 in the same period in 2012.

FINANCING ACTIVITIES

Net cash provided by financing activities was Nil for the year ended December 31, 2013 compared to $550,000 provided by financing activities in the same period in 2012.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

As of December 31, 2013, our company has accumulated losses of $2,818,119 since inception and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CONCENTRATIONS OF CREDIT RISK

Our company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Our company continually monitors our banking relationships and consequently has not experienced any losses in such accounts. Our company believes we are not exposed to any significant credit risk on cash and cash equivalents.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $Nil and $369,137 was recorded in the years ended December 31, 2013 and 2012, respectively, relating to the abandonment of some mineral claims.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lithium Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of Lithium Corporation (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from January 30, 2007 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from January 30, 2007 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.


/s/ Silberstein Ungar, PLLC
--------------------------------------
Bingham Farms, Michigan
March 20, 2014

                               Lithium Corporation
                         (An Exploration Stage Company)
                                 Balance Sheets
                        AS of December 31, 2013 and 2012

                                                                    December 31,           December 31,
                                                                        2013                   2012
                                                                    ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    807,556           $  1,186,651
  Deposits                                                                   700                     --
  Prepaid expenses and bonds                                              22,401                 62,387
                                                                    ------------           ------------
      Total Current Assets                                               830,657              1,249,038
                                                                    ------------           ------------
OTHER ASSETS
  Mineral properties                                                     188,348                163,139
  Property and equipment, net                                                 --                    162
                                                                    ------------           ------------
      Total Other Assets                                                 188,348                163,301
                                                                    ------------           ------------

      TOTAL ASSETS                                                  $  1,019,005           $  1,412,339
                                                                    ============           ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $     12,982           $     53,201
                                                                    ------------           ------------

      TOTAL LIABILITIES                                                   12,982                 53,201
                                                                    ------------           ------------

Commitments and contingencies                                                 --                     --
                                                                    ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.01;
   74,911,408 common shares outstanding (2012 - 74,661,408)               74,912                 74,662
  Additional paid in capital                                           3,370,703              3,292,348
  Additional paid in capital - options                                   120,578                174,041
  Additional paid in capital - warrants                                  257,949                257,949
  Deficit accumulated during the exploration stage                    (2,818,119)            (2,439,862)
                                                                    ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                       1,006,023              1,359,138
                                                                    ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  1,019,005           $  1,412,339
                                                                    ============           ============


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                            Statements of Operations
                 For the years ended December 31, 2013 and 2012
      For the period from January 31, 2007 (Inception) to December 31, 2013

                                                                                                  Period from
                                                                                                January 30, 2007
                                                     Year ended             Year ended           (Inception) to
                                                    December 31,           December 31,           December 31,
                                                        2013                   2012                   2013
                                                    ------------           ------------           ------------

REVENUE                                             $         --           $         --           $         --
                                                    ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                       60,646                 74,106                273,271
  Depreciation                                               162                    215                  2,434
  Exploration expenses                                   123,014                102,839                739,217
  Consulting fees                                         72,663                 70,328                370,855
  Insurance expense                                       13,844                 16,038                 48,786
  Investor relations                                      40,872                 49,420                272,285
  Management fees                                             --                     --                 53,800
  Transfer agent and filing fees                           8,595                 11,102                 54,592
  Travel                                                  30,210                 17,824                 93,362
  Stock option compensation                               16,642                 35,415                296,102
  Website development costs                                   --                     --                  3,912
  Write-down of website costs                                 --                     --                 12,000
  Write-down of mineral properties                            --                369,137                518,746
  General and administration                              11,989                 10,638                 88,041
                                                    ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                 378,637                757,062              2,827,403
                                                    ------------           ------------           ------------

LOSS FROM OPERATIONS                                    (378,637)              (757,062)            (2,827,403)

OTHER INCOME (EXPENSES)
  Other income                                                --                     --                 17,952
  Interest expense                                            --                     --                (11,850)
  Interest income                                            380                  1,497                  3,182
                                                    ------------           ------------           ------------
LOSS BEFORE INCOME TAXES                                (378,257)              (755,565)            (2,818,119)

PROVISION FOR INCOME TAXES                                    --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                            $   (378,257)          $   (755,565)          $ (2,818,119)
                                                    ============           ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED               $      (0.01)          $      (0.01)
                                                    ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 BASIC AND DILUTED                                    74,804,168             65,314,413
                                                    ============           ============


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity
                             As of December 31, 2013

                                                                                                             Deficit
                                                                               Additional    Additional    Accumulated
                                         Common                   Additional    Paid in       Paid in       during the
                                         Stock                     Paid in      Capital-      Capital-     Exploration
                                         Shares       Amount       Capital      Warrants      Options         Stage         Total
                                         ------       ------       -------      --------      -------         -----         -----
BALANCE AT JANUARY 1, 2007
(DATE OF INCEPTION)                             --   $      --    $       --   $        --    $     --    $        --    $       --
  Shares issued to Founder on
   January 30. 2007 @ $0.001 per
   share (par value $0.001
   per share)                          240,000,000     240,000      (220,000)           --          --             --        20,000
  Net Loss for the Period ended
   December 31, 2007                            --          --            --            --          --        (23,448)      (23,448)
                                      ------------   ---------    ----------   -----------    --------    -----------    ----------
BALANCE AT DECEMBER 31, 2007           240,000,000     240,000      (220,000)           --          --        (23,448)       (3,448)
  Common Stock issued for cash
   @ $0.10 per share                    28,200,000      28,200        18,800        47,000
  Net Loss for the Period ended
   December 31, 2008                            --          --            --            --          --        (26,868)      (26,868)
                                      ------------   ---------    ----------   -----------    --------    -----------    ----------
BALANCE AT DECEMBER 31, 2008           268,200,000     268,200      (201,200)           --          --        (50,316)       16,684
  Shares issued in conjunction with
   merger                               12,350,000      12,350       537,355            --          --             --       549,705
  Shares cancelled                    (220,000,000)   (220,000)      220,000            --          --             --            --
  Net Loss for the Period ended
   December 31, 2009                            --          --            --            --          --       (190,414)     (190,414)
                                      ------------   ---------    ----------   -----------    --------    -----------    ----------
BALANCE AT DECEMBER 31, 2009            60,550,000      60,550       556,155            --          --       (240,730)      375,975
  Shares issued with respect to
   Fish Lake                               367,288         368       174,632            --          --             --       175,000
  Common Stock issued for cash
   @ $1.00 per share                     2,000,000       2,000       745,757     1,252,243          --             --     2,000,000
  Stock Options Issued                          --          --            --            --     244,045             --       244,045
  Net Loss for the Period ended
   December 31, 2010                            --          --            --            --          --       (852,656)     (852,656)
                                      ------------   ---------    ----------   -----------    --------    -----------    ----------
BALANCE AT DECEMBER 31, 2010            62,917,288      62,918     1,476,544     1,252,243     244,045     (1,093,386)    1,942,364
  Shares issued with respect to
   Fish Lake                               394,120         394        87,106            --          --             --        87,500
  Forgiveness of debt                           --          --         6,335            --          --             --         6,335
  Options Exercised                        350,000         350       148,108            --     (64,458)            --        84,000
  Net Loss for the Period ended
   December 31, 2011                            --          --            --            --          --       (590,911)     (590,911)
                                      ------------   ---------    ----------   -----------    --------    -----------    ----------
BALANCE AT DECEMBER 31, 2011            63,661,408      63,662     1,718,093     1,252,243     179,587     (1,684,297)    1,525,288
  Stock options issued                          --          --            --            --      23,891             --        23,891
  Modification of previously issued
   options                                      --          --            --            --      11,524             --        11,524
  Issue Common Stock and warrants -
   Private Placement 11/2012            11,000,000      11,000       281,051       257,949          --             --       550,000
  Expiration of stock options and
   stock warrants                               --          --     1,293,204    (1,252,243)    (40,961)            --            --
  Net Loss for the Period ended
   December 31, 2012                            --          --            --            --          --       (755,565)     (755,565)
                                      ------------   ---------    ----------   -----------    --------    -----------    ----------
BALANCE AT DECEMBER 31, 2012            74,661,408      74,662     3,292,348       257,949     174,041     (2,439,862)    1,359,138
  Shares issued with respect to
   BC Sugar                                250,000         250         8,250            --          --             --         8,500
  Issuance and modification of
   newly and previously issued
   options                                      --          --            --            --      16,642             --        16,642
  Expiration of stock options                   --          --        70,105            --     (70,105)            --            --
  Net Loss for the Period ended
   December 31, 2013                            --          --            --            --          --       (378,257)     (378,257)
                                      ------------   ---------    ----------   -----------    --------    -----------    ----------
BALANCE AT DECEMBER 31, 2013            74,911,408   $  74,912    $3,370,703   $   257,949    $120,578    $(2,818,119)   $1,006,023
                                      ============   =========    ==========   ===========    ========    ===========    ==========

    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                 For the years ended December 31, 2013 and 2012
      For the period from January 30, 2007 (Inception) to December 31, 2013

                                                                                                     Period from
                                                                                                   January 30, 2007
                                                              Year ended          Year ended        (Inception) to
                                                             December 31,        December 31,        December 31,
                                                                 2013                2012                2013
                                                             ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                    $   (378,257)       $   (755,565)       $ (2,818,119)
  Adjustments to reconcile net loss to net loss
   used in operating activities:
     Write-down of software development                                --                  --              12,000
     Write-down of mineral properties                                  --             369,139             518,747
     Stock option compensation expense                             16,642              35,415             296,102
     Depreciation                                                     162                 215               2,433
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                        --                 674                  --
     (Increase) decrease in prepaid expenses                       39,986              11,034             (22,401)
     (Increase) in deposits                                          (700)                 --                (700)
     Increase (decrease) in accounts payable
      and accrued liabilities                                     (40,219)             31,471              12,982
                                                             ------------        ------------        ------------
Net Cash Used in Operating Activities                            (362,386)           (307,617)         (1,998,956)
                                                             ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   --              (2,433)
  Purchase of software development                                     --             (12,000)
  Acquisition of interest in mineral properties                   (16,709)            (25,762)           (436,095)
                                                             ------------        ------------        ------------
Net Cash Used in Investing Activities                             (16,709)            (25,762)           (450,528)
                                                             ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from director                                               --               6,335
  Proceeds from sale of stock                                          --             550,000           3,250,705
                                                             ------------        ------------        ------------
Net Cash Provided by Financing Activities                              --             550,000           3,257,040
                                                             ------------        ------------        ------------

Increase (decrease) in cash                                      (379,095)            216,621             807,556
Cash, beginning of period                                       1,186,651             970,030                  --
                                                             ------------        ------------        ------------

Cash, end of period                                          $    807,556        $  1,186,651        $    807,556
                                                             ============        ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                     $         --        $         --        $     10,451
                                                             ============        ============        ============
  Cash paid for income taxes                                 $         --        $         --        $         --
                                                             ============        ============        ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                 $      8,500        $         --        $    271,000
                                                             ============        ============        ============
  Shareholder debt converted to contributed capital          $         --        $         --        $      6,335
                                                             ============        ============        ============

    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2013


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lithium Corporation ("the Company" or "Lithium") was incorporated on January 30, 2007 under the laws of Nevada as Utalk Communications Inc. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

Nevada Lithium Corporation was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corporation. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corporation. By agreement dated October 9, 2009 Nevada Lithium Corporation and Lithium Corporation amalgamated as Lithium Corporation and Nevada Lithium Corporation was dissolved. Lithium Corporation is engaged in the acquisition and development of certain lithium interests in the state of Nevada, and is currently in the exploration stage.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2013


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Financial Instruments
The Company's financial instruments consist of cash, deposits, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $Nil and $369,137 was recorded in the years ended December 31, 2013 and 2012, respectively, relating to the abandonment of some mineral claims.

Recent Accounting Pronouncements
Lithium   does  not  expect  the   adoption   of  recently   issued   accounting
pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2013


NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2013 and 2012:

                                                2013                   2012
                                              --------               --------
Professional fees                             $  1,925               $  3,310
Exploration costs                                    0                  8,964
Bonds                                           16,271                 28,644
Transfer fees                                    1,800                  1,800
Insurance                                            0                 13,844
Office                                           1,065                    800
Investor relations                               1,340                  5,025
                                              --------               --------
Total Prepaid Expenses                        $ 22,401               $ 62,387
                                              ========               ========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012:

                                                2013                   2012
                                              --------               --------
Computer equipment                            $  2,433               $  2,433
Less: Accumulated depreciation                  (2,433)                (2,217)
                                              --------               --------
Property and equipment, net                   $      0               $    162
                                              ========               ========

Depreciation expense was $162 and $215 for the years ended December 31, 2013 and 2012, respectively.

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

1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
5th Disbursement: within 10 days of June 30, 2010 (paid)
6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As of December 31, 2013, the Company has recorded $434,328 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonments of claims. The carrying value of the Fish Lake Property was $157,420 as of December 31, 2013 and 2012.

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2013


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

Staked Properties

The Company has staked claims with various registries as summarized below:

   Name      Claims (Area in Acres)     Cost    Impairment    Net Carrying Value
   ----      ----------------------     ----    ----------    ------------------
Salt Wells      156 (12,480)          $86,510     $(86,510)        $    0
San Emidio       20 (1,600)           $11,438     $ (5,719)        $5,719

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. Impairment of $Nil and $369,137 was recorded in the years ended December 31, 2013 and 2012, respectively, relating to the abandonment of some mineral claims.

On April 15, 2013, the Company entered into an agreement with Tom Lewis, the president of the Company, whereby the Company earned (as amended by August 30th 2013 agreement) a 100% interest (subject to a 2% Net Smelter Royalty) in the Mt. Heimdal Graphite property in the Slocan Mining Division British Columbia, Canada through a modest exploration expenditure in 2013. The carrying value of the Mt. Heimdal claims was $300 at December 31, 2013.

The Company entered into an agreement on June 6, 2013 for the initial 50.84 acre BC Sugar claim. On July 10, 2013, the Company issued 250,000 shares of its common stock as payment for the initial BC Sugar claim. The deemed value of this transaction was $8,500. Since that time the Company has amassed a land position comprising 19,816.386 acres of contiguous claims in the Vernon Mining District, British Columbia. The carrying value of the BC Sugar claims was $24,909 at December 31, 2013.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue 300,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts were retroactively restated to reflect the splits discussed above.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2013


NOTE 5 - CAPITAL STOCK (CONTINUED)

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

On March 24, 2010, the Company issued 2,000,000 units in a private placement, raising gross proceeds of $2,000,000, or $1.00 per unit. Each unit consists of one common share in the capital of our company and one non-transferable common share purchase warrant. Each whole common share purchase warrant non-transferable entitles the holder thereof to purchase one share of common stock in the capital of our company, for a period of twelve months commencing the closing, at a purchase price of $1.20 per warrant share and at a purchase price of $1.35 per warrant share for a period of twenty-four months thereafter. During the year ended December 31, 2012, these warrants expired and the value was reclassified to additional paid-in capital.

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

On July 10, 2013, the Company issued 250,000 shares of its common stock as payment for the initial BC Sugar claim. The deemed value of this transaction was $8,500. On January 17, 2014, the Company purchased these shares back for $2,500. See Note 9: Subsequent Events.

There were 74,911,408 shares of common stock issued and outstanding as of December 31, 2013.

Stock Warrants

                                                                 Outstanding at
Issue Date            Number      Price       Expiry Date      December 31, 2013
----------            ------      -----       -----------      -----------------
November 19, 2012   11,000,000    $0.15    November 18, 2014       11,000,000

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2013


NOTE 5 - CAPITAL STOCK (CONTINUED)

Stock-Based Compensation

During the year ended December 31, 2010, the company granted 500,000 consultants options at an exercise price of $0.28 and 400,000 options at an exercise price of $0.24 to consultants in exchange for various professional services. On May 31, 2012, the options granted with exercise prices of $0.28 and $0.24 were modified to exercise prices at $0.07. The modification resulted in stock based compensation of $11,524. Also on May 31, 2012, the Company granted an additional 400,000 options to consultants for management services with an exercise price of $0.07. These options were vested on the date of grant and resulted in stock-based compensation of $23,891.

On March 15, 2013, all pre-existing options were modified to exercise prices of $0.045. The modification resulted in stock-based compensation of $8,848. Also on March 15, 2013, the Company issued an additional 200,000 options at an exercise price of $0.045 to consultants for management services. These options were vested on the date of grant and resulted in stock-based compensation of $7,794.

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

                                            Modifications        New options
                                            -------------        -----------
Risk-free interest rate                        0.84/0.33%              0.84%
Expected dividend yield                                0%                 0%
Expected stock price volatility                      115%               115%
Expected life of options                   2.5/4.25 years            5 years

                                Weighted
                                Average         Weighted
                 Total         Remaining        Average
Exercise        Options          Life           Exercise        Options
 Prices       Outstanding       (Years)          Price        Exercisable
 ------       -----------       -------          -----        -----------
 $0.045          800,000         3.45            $0.045          800,000

Total stock-based compensation for the years ended December 31, 2013 and 2012 was $16,642 and $35,415, respectively.

Options that are granted to consultants expire three months after the last day the consultant works with the Company, regardless of the original expected life of the options granted.

The following table summarizes the stock options outstanding at December 31, 2013:

                                                                Outstanding at
    Issue Date          Number    Price       Expiry Date      December 31, 2013
    ----------          ------    -----       -----------      -----------------
September 23, 2010     500,000   $0.045    September 23, 2015      500,000
May 31, 2012           100,000   $0.045    May 31, 2017            100,000
March 15, 2013         200,000   $0.045    March 15, 2018          200,000
                       -------                                     -------
      Total            800,000                                     800,000
                       =======                                     =======

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2013


NOTE 6 - INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $2,818,000 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

                                                  2013                 2012
                                               ----------           ----------
Federal income tax benefit attributable to:
  Current operations                           $  128,607           $  256,892
  Less: valuation allowance                      (128,607)            (256,892)
                                               ----------           ----------
Net provision for Federal income taxes         $        0           $        0
                                               ==========           ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2013 and 2012:

                                                  2013                 2012
                                               ----------           ----------
Deferred tax asset attributable to:
  Net operating loss carryover                 $  958,160           $  829,553
  Less: valuation allowance                      (958,160)            (829,553)
                                               ----------           ----------
Net deferred tax asset                         $        0           $        0
                                               ==========           ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,818,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company was paid $99,463 and $96,600 for consulting and exploration related fees during the years ended December 31, 2013 and 2012, respectively.

One of the Company's directors was paid $5,600 in consulting fees and $1,165 in expenses to attend a Lithium Conference and a field trip, followed by the Company's annual Board of Directors meeting in Nevada in January of 2013.

Additionally the company moved its office from Reno in June of 2013 where they paid $500 a month for office rent on a month to month basis. The new facility is in Las Vegas and is owned by a Director of the Company. The Company now pays $700 for office, enclosed parking, and storage space on a month to month basis. Total rent paid to the related party during the year ended December 31, 2013 was $4,550.

                               Lithium Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2013


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases office space, enclosed parking, and storage space from a related party for $700 a month. The lease is on a month to month basis and began in June of 2013. Prior to entering into this lease, the Company leased office space from another unrelated party on a month to month basis for $500 a month. Total rent paid during the year ended December 31, 2013 was $7,300.

NOTE 9 - SUBSEQUENT EVENTS

On January 17, 2014, the Company purchased 250,000 shares back for $2,500.

On January 27, 2014, the company made a $62,500 down payment for a 25% interest in a newly formed private company that has ownership of patented mineral claims totaling roughly 1288.5 fee acres in several locations in Nevada. Once an operating agreement is in place the company will pay a further $37,500 to fulfill its commitments.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

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

As of December 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                            Position Held                     Date First Elected
  Name                     with the Company          Age         or Appointed
  ----                     ----------------          ---         ------------
Tom Lewis               President, Treasurer,        59        August 25, 2009
                        Secretary and Director

John Hiner              Vice President of            66        October 25, 2009
                        Exploration and Director

James Brown             Director                     50        December 19, 2012

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

TOM LEWIS - PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

Tom Lewis has acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis has more than 38 years experience in the oil and gas and mineral exploration industries. He has held various positions including project geologist, project manager, senior project geologist, and vice president exploration. He also was an integral member of the development team that explored, and developed the Cortez Hills deposit in Crescent Valley Nevada.

In 1974, Mr. Lewis started his career in the oil fields, and worked in the geophysical, and drilling industries until 1981, when he became a petroleum landman for Westburne Petroleum & Minerals. While there he was responsible for the acquisition and disposition of interests and maintaining title to petroleum lands in various locales in the United States, and Western Canada. In 1989, he started his own business as a consulting geologist and has worked in numerous locations over the past 25 years, including the United States, Mexico, Canada, Portugal, Chile, Africa, India and Honduras. Some of the positions he held include: working with Teck Cominco in 1996 evaluating and exploring precious metal deposits in Southern Mexico; project manager on the Farim phosphate deposit for Champion Resources in Guinea Bissau, West Africa in 1998; project geologist in 2001 and 2002 for Crystal Graphite Corporation, project geologist on the Midway Gold project in Tonopah, Nevada, followed by two years as senior geologist at the Cortez Joint Venture in Crescent Valley, Nevada. By August 2005 he was named vice president of exploration in Portugal for St. Elias Mines, working on the Jales project, and developing grass roots projects in Nevada. Following his experience in Portugal and Nevada he consulted to Selkirk Metals and New World Resource Corp. on projects in western Canada and Nevada. Most recently he consulted to Kinross Gold USA evaluating possible acquisitions.

JOHN HINER - VICE PRESIDENT OF EXPLORATION AND DIRECTOR

John Hiner has acted as vice president of exploration and as a director of our company since October 25, 2009. Mr. Hiner is a geologist who has over 34 years of experience in the mineral exploration, and oil and gas industries, and has considerable experience in this capacity, and also has been an officer or director of several public companies. Mr. Hiner brings a great deal of depth and insight to the board of directors of our company.

JAMES BROWN - DIRECTOR

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Altura Mining Limited (ASX: AJM) an Australian listed company focused on coal, lithium and iron ore exploration. Since his appointment as general manager in 2008 and subsequently managing director of Altura in September 2010, Mr. Brown has overseen the growth of Altura from $10 million to $86 million in market capitalization via successful capital raisings and acquisition of near term production projects such as Tabalong Coal (Indonesia), Altura Lithium (Western Australia) and Mt Webber Iron Ore (Western Australia). James is a member of the Australian Institute of Company Directors (MAICD).

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

                                            Number of
                                         Transactions Not
                    Number of Late     Reported on a Timely    Failure to File
Name                   Reports                Basis            Requested Forms
----                   -------                -----            ---------------
Tom Lewis (1)            1                      1                     0

John E. Hiner (1)        1                      1                     0

----------
(1) the insider was late filing a Form 4, Statement of Changes in Beneficial Ownership.

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

Our Code of Business Conduct and Ethics was attached as an exhibit to our annual report filed on Form 10-K with the SEC on April 15, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lithium Corporation, 5976 Lingering Breeze St., Las Vegas, Nevada, 89148.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended December 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

NOMINATION PROCESS

As of December 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

AUDIT COMMITTEE

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors' expertise.

AUDIT COMMITTEE FINANCIAL EXPERT

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                  Non-Equity      Nonqualified
 Name and                                                         Incentive         Deferred
 Principal                                  Stock      Option        Plan         Compensation     All Other
 Position      Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------      ----   ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Tom Lewis (1)  2013      Nil        Nil       Nil        Nil           Nil             Nil           99,463(2)       99,463(2)
President,     2012      Nil        Nil       Nil        Nil           Nil             Nil           96,600(2)       96,600(2)
Treasurer,
Secretary and
Director

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

2013 GRANTS OF PLAN-BASED AWARDS

During our fiscal year ended December 31, 2013 there were no grants of plan based awards to our named officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

                                     Option Awards                                           Stock Awards
         ----------------------------------------------------------------   ------------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                        Equity        Plan
                                                                                                       Incentive     Awards:
                                                                                                         Plan       Market or
                                                                                                        Awards:      Payout
                                            Equity                                                     Number of    Value of
                                           Incentive                           Number                  Unearned     Unearned
                                          Plan Awards;                           of         Market      Shares,      Shares,
           Number of      Number of        Number of                           Shares      Value of    Units or     Units or
          Securities     Securities       Securities                          or Units    Shares or     Other         Other
          Underlying     Underlying       Underlying                          of Stock     Units of     Rights       Rights
          Unexercised    Unexercised      Unexercised   Option     Option       That      Stock That     That         That
           Options         Options         Unearned    Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name     Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date      Vested(#)    Vested($)   Vested(#)    Vested(#)
----     -------------- ----------------  ----------    --------    ----      ---------    ---------   ---------    ---------
Tom Lewis   250,000           Nil             Nil        $0.045  Sept. 23, 2015    Nil         Nil         Nil          Nil

John Hiner  250,000           Nil             Nil        $0.045  Sept. 23, 2015    Nil         Nil         Nil          Nil

OPTION EXERCISES AND STOCK VESTED

During our fiscal year ended December 31, 2013 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2013:

                              DIRECTOR COMPENSATION

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
John Hiner (1)      Nil        Nil        Nil          Nil              Nil             Nil              Nil

James Brown (2)     Nil        Nil        Nil          Nil              Nil             Nil              Nil

----------
(1) John Hiner was appointed as vice president of exploration and as a director of our company on October 25, 2009;
(2) James Brown was appointed as a director of our company on December 19, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                    Amount and Nature of          Percentage
 Beneficial Owner                      Beneficial Ownership         of Class (1)
 ----------------                      --------------------         ------------
Tom Lewis                              10,250,000 (2)
PO Box 2053                            Common Shares                   13.68%
Richland, WA  99352

John Hiner                             10,250,000 (3)                  13.68%
9443 Axlund Road                       Common Shares
Lynden, WA  98264

James Brown                                   Nil                          0%
Apartment Pearl Garden,
Unit No. Wp00606
Jl. Jen. Gatot Subroto Kav 5-7
Jakarta  12930 Indonesia

Directors and Executive Officers       20,500,000                      27.36%
 as a Group(1)                         Common Shares

Altura Lithium Pty. Ltd.
P.O. Box 4088
Springfield Qld., 4300                 11,000,000
Australia                              Common Shares                   14.68%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2014. As of March 24, 2014 there were 74,911,408 shares of our company's common stock issued and outstanding.
(2) Includes options to acquire 250,000 shares of common stock by Mr. Lewis exercisable within 60 days.
(3) Includes options to acquire 250,000 shares of common stock by Mr. Hiner exercisable within 60 days.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                   Year Ended
                                     December 31, 2013      December 31, 2012
                                     -----------------      -----------------

Audit Fees                               $15,350                $15,050
Audit Related Fees                       $   850                $   Nil
Tax Fees                                 $   Nil                $   Nil
All Other Fees                           $   Nil                $   Nil
                                         -------                -------
Total                                    $16,200                $15,050
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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

     (1)  Financial statements for our company are listed in the index under
          Item 8 of this document.

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

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

4.1 2009 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2009)

(10)     MATERIAL CONTRACTS

10.1 Share Exchange Agreement dated October 9, 2009, between our company, Nevada Lithium Corporation and the selling shareholders of Nevada Lithium Corporation (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.2 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation, Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman. (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.3 Lease Agreement dated March 16, 2009 between Nevada Lithium Corporation and Cerro Rico Ventures LLC (incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.4 Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)

10.5 Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.6 Trust Agreement dated August 30, 2013 between our company and Tom Lewis (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2013)

(14)     CODE OF ETHICS

14.1 Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

Exhibit
Number                               Description
------                               -----------
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

                                      LITHIUM CORPORATION
                                      (Registrant)

Dated: April 1, 2014
                                      /s/ Tom Lewis
                                      ------------------------------------------
                                      Tom Lewis
                                      President, Treasurer, Secretary and
                                      Director (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 1, 2014                  /s/ Tom Lewis
                                      ------------------------------------------
                                      Tom Lewis
                                      President, Treasurer, Secretary and
                                      Director (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)


Dated: April 1, 2014                  /s/ John Hiner
                                      ------------------------------------------
                                      John Hiner
                                      Vice President of Exploration and Director


Dated: April 1, 2014                  /s/ James Brown
                                      ------------------------------------------
                                      James Brown
                                      Director