Form 10-Q
period 2014-03-31
Lithium Corp
filed 2014-05-19
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2014
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
74,911,408 common shares issued and outstanding as of May 8, 2014.

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           23

Item 4.  Controls and Procedures                                              23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 1A. Risk Factors                                                         23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Mine Safety Disclosures                                              23

Item 5.  Other Information                                                    23

Item 6.  Exhibits                                                             24

SIGNATURES                                                                    25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               Lithium Corporation
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)

                                                                      March 31, 2014       December 31, 2013
                                                                      --------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $    674,431           $    807,556
  Deposits                                                                      700                    700
  Prepaid expenses                                                           20,218                 22,401
                                                                       ------------           ------------
Total Other Current Assets                                                  695,349                830,657

OTHER ASSETS
  Deposits - other                                                           65,000                     --
  Mineral Properties                                                        187,653                188,348
                                                                       ------------           ------------
Total Other Assets                                                          252,653                188,348
                                                                       ------------           ------------

TOTAL ASSETS                                                           $    948,002           $  1,019,005
                                                                       ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $      8,280           $     12,982
                                                                       ------------           ------------
TOTAL CURRENT LIABILITIES                                                     8,280                 12,982
                                                                       ------------           ------------

TOTAL LIABILITIES                                                             8,280                 12,982
                                                                       ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.01;
   74,911,408 common shares outstanding                                      74,912                 74,912
  Additional paid in capital                                              3,370,703              3,370,703
  Additional paid in capital - options                                      120,578                120,578
  Additional paid in capital - warrants                                     257,949                257,949
  Deficit accumulated during the exploration stage                       (2,884,420)            (2,818,119)
                                                                       ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                  939,722              1,006,023
                                                                       ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    948,002           $  1,019,005
                                                                       ============           ============


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                  Period from
                                                    Three Months           Three Months         January 31, 2007
                                                       ended                  ended              (Inception) to
                                                   March 31, 2014         March 31, 2013         March 31, 2014
                                                   --------------         --------------         --------------
REVENUE                                             $         --           $         --           $         --
                                                    ------------           ------------           ------------
OPERATING EXPENSES
  Professional fees                                       11,362                 15,485                284,633
  Depreciation                                                --                     54                  2,434
  Exploration expenses                                     7,222                  6,144                746,439
  Consulting fees                                         24,150                 27,900                395,005
  Insurance expense                                           --                  4,372                 48,786
  Investor relations                                       7,235                 17,204                279,520
  Management fees                                             --                     --                 53,800
  Transfer agent and filing fees                             550                  2,013                 55,142
  Travel                                                  12,480                  6,279                105,842
  Stock-based compensation                                    --                 10,089                296,102
  Website development costs                                   --                     --                  3,912
  Write-down of website costs                                 --                     --                 12,000
  Write-down of mineral properties                            --                     --                518,746
  General and administrative expenses                      3,396                  2,274                 91,437
                                                    ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                  66,395                 91,814              2,893,798
                                                    ------------           ------------           ------------

LOSS FROM OPERATIONS                                     (66,395)               (91,814)            (2,893,798)

OTHER INCOME (EXPENSES)
  Other income                                                --                     --                 17,952
  Interest expense                                            --                     --                (11,850)
  Interest income                                             94                     94                  3,276
                                                    ------------           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                  94                     94                  9,378
                                                    ------------           ------------           ------------

LOSS BEFORE INCOME TAXES                                 (66,301)               (91,720)            (2,884,420)

PROVISION FOR INCOME TAXES                                    --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                            $    (66,301)          $    (91,720)          $ (2,884,420)
                                                    ============           ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED               $      (0.00)          $      (0.00)
                                                    ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                    74,911,408             74,661,408
                                                    ============           ============


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                            Period from
                                                              Three Months           Three Months         January 31, 2007
                                                                 ended                  ended              (Inception) to
                                                             March 31, 2014         March 31, 2013         March 31, 2014
                                                             --------------         --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                    $    (66,301)          $    (91,720)          $ (2,884,420)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Write-down of software development                                --                     --                 12,000
     Write-down of mineral properties                                  --                     --                518,747
     Stock-based compensation                                          --                 10,089                296,102
     Amortization                                                      --                     54                  2,433
  Changes in assets and liabilities:
     (Increase) in deposits                                            --                     --                   (700)
     (Increase) decrease in prepaid expenses                        2,183                 28,294                (20,218)
     Increase (decrease) in accounts payable
      and accrued liabilities                                      (4,702)               (38,804)                 8,280
                                                             ------------           ------------           ------------
Net Cash Used in Operating Activities                             (68,820)               (92,087)            (2,067,776)
                                                             ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                --                     --                 (2,433)
  Purchase of software development                                     --                     --                (12,000)
  Deposit - other                                                 (65,000)                    --                (65,000)
  Interest in mineral properties                                      695                 (2,436)              (435,400)
                                                             ------------           ------------           ------------
Net Cash Used in Investing Activities                             (64,305)                (2,436)              (514,833)
                                                             ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment to) director                                --                     --                  6,335
  Proceeds from sale of stock                                          --                     --              3,250,705
                                                             ------------           ------------           ------------
Net Cash Provided by Financing Activities                              --                     --              3,257,040
                                                             ------------           ------------           ------------

Increase (decrease) in cash                                      (133,125)               (94,523)               674,431
Cash, beginning of period                                         807,556              1,186,651                     --
                                                             ------------           ------------           ------------
Cash, end of period                                          $    674,431           $  1,092,128           $    674,431
                                                             ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                     $         --           $         --           $     10,451
                                                             ============           ============           ============
  Cash paid for income taxes                                 $         --           $         --           $         --
                                                             ============           ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                 $         --           $         --           $    271,000
                                                             ============           ============           ============
  Shareholder debt converted to contributed capital          $         --           $         --           $      6,335
                                                             ============           ============           ============


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lithium  Corporation  (formerly Utalk  Communications  Inc.) was incorporated on
January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

Nevada Lithium Corporation was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corporation. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corporation. By agreement dated October 9, 2009 Nevada Lithium Corporation and Lithium Corporation amalgamated as Lithium Corporation. Lithium Corporation is engaged in the acquisition and development of certain lithium interests in the state of Nevada, and is currently in the exploration stage. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

Basis of Presentation
The accompanying unaudited interim financial statements of BMIX have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               Lithium Corporation
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014


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

Property and Equipment
Property and equipment is stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which has been estimated as two years. Impairment losses are recorded on property and equipment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the three months ended March 31, 2014 and 2013, respectively.

Office Lease
The Company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

                               Lithium Corporation
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014


NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2014 and December 31, 2013:

                                       March 31, 2014        December 31, 2013
                                       --------------        -----------------

Professional fees                         $    963               $  1,925
Exploration costs                               --                     --
Bonds                                       16,271                 16,271
Transfer fees                                1,350                  1,800
Insurance                                       --                     --
Office Misc                                    629                  1,065
Investor relations                           1,005                  1,340
Consulting                                      --                     --
                                          --------               --------
Total prepaid expenses                    $ 20,218               $ 22,401
                                          ========               ========

NOTE 3 - PROPERTY AND EQUIPMENT

                                       March 31, 2014        December 31, 2013
                                       --------------        -----------------

Computer Equipment                        $  2,433               $  2,433
Less: Accumulated amortization              (2,433)                (2,433)
                                          --------               --------
Property and equipment, net               $     --               $     --
                                          ========               ========

Amortization expense was $0 and $54 for the three months ended March 31, 2014 and 2013, respectively.

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at March 31, 2014, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of March 31, 2014.

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The carrying value of the Mt. Heimdal property is $300.

                               Lithium Corporation
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

In June 2013, the company purchased claims in the Cherryville, BC area for 250,000 shares of the Company's common stock. Since this time the company has expanded the claim block considerably, and has expended approximately $45,000 to date exploring this property for flake graphite deposits. In January, 2014, the company agreed to buy back the shares issued pursuant to the June agreement for $2,500. The buy-back was completed in April, 2014.

In January 2014 the company contracted to purchase a 25% interest in Summa LLC., a private holding company that's main asset is the residual lands of Howard Hughes's Summa Corp patented mineral claims in Nevada. The Company closed on this acquisition on April 24, 2014, by paying the balance of the $100,000 owing for the interest in Summa LLC. As of March 31, 2014, the Company has deposited $62,500 toward the purchase interest in Summa LLC.

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

                                                                       Net Carry
Name                       Claims               Cost     Impairment      Value
----                       ------               ----     ----------      -----

SanEmidio                20 (1,600)           $11,438     $(5,719)      $ 5,719
Cherryville/BC Sugar  8019.41 (hectares)      $21,778         Nil       $21,778

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded during the three months ended March 31, 2014.

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

                               Lithium Corporation
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014


NOTE 5 - CAPITAL STOCK (CONTINUED)

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

On January 17, 2014 the Company repurchased the 250,000 shares of its common stock issued as part of the Cherryville property acquisition for $2,500. The amount has been recorded as a deposit at March 31, 2014 as the shares were returned to the treasury in April 2014.

There were 74,911,408 shares of common stock issued and outstanding as of March 31, 2014.

WARRANTS

                                                                Outstanding at
  Issue Date        Number      Price       Expiry Date         March 31, 2014
  ----------        ------      -----       -----------         --------------

Nov. 19, 2012     11,000,000    $0.15      Nov. 18, 2014          11,000,000

The warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, dividend yield of 0%, risk free interest rates of 0.67% and volatility of 129%. The fair value of the warrants was adjusted against additional paid in capital.

                               Lithium Corporation
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014


NOTE 5 - CAPITAL STOCK (CONTINUED)

STOCK BASED COMPENSATION

During the year ended December 31, 2010, the Company granted 500,000 consultants options at an exercise price of $0.28 and 400,000 options at an exercise price of $0.24 to consultants in exchange for various professional services. On May 31, 2012, the options granted with exercise prices of $0.28 and $0.24were modified to exercise prices at $0.07. The modification resulted in stock based compensation of $11,524. Also on May 31, 2012, the Company granted an additional 400,000 options to consultants for management services with an exercise price of $0.07. These options were vested on the date of grant and resulted in stock-based compensation of $23,891.

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
Expected life of options                        3 years               5 years

                                  Weighted            Total
                  Total           Average           Weighted
Exercise         Options       Remaining Life        Average          Options
Prices         Outstanding        (Years)        Exercise Price     Exercisable
------         -----------        -------        --------------     -----------

$0.045           800,000            2.3              $0.045            800,000

Total stock-based compensation for the quarter-ended March 31, 2014 was $Nil (March 31, 2013: $10,089).

The following table summarizes the stock options outstanding at March 31, 2014:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date        March 31, 2014
----------           ------      -----       -----------        --------------

September 23, 2010   500,000    $0.045    September 23, 2015        500,000
September 23, 2010   500,000    $0.045    September 23, 2015        500,000
May 31, 2012         100,000    $0.045    May 31, 2017              100,000
March 15, 2013       200,000    $0.045    March 15, 2018            200,000

                               Lithium Corporation
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2014


NOTE 6 - INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $2,884,420 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended March 31, 2014 and 2013:

                                                  2014               2013
                                               ----------         ----------
Federal income tax benefit attributable to:
  Current operations                           $   22,542         $   31,185
  Less: valuation allowance                       (22,542)           (31,185)
                                               ----------         ----------
Net provision for Federal income taxes         $        0         $        0
                                               ==========         ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31, 2014 and December 31, 2013:

                                             March 31, 2014    December 31, 2013
                                             --------------    -----------------
Deferred tax asset attributable to:
  Net operating loss carryover                 $  980,702         $  958,160
  Less: valuation allowance                      (980,702)          (958,160)
                                               ----------         ----------
Net deferred tax asset                         $        0         $        0
                                               ==========         ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,884,420 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - SUBSEQUENT EVENTS

Effective April 23, 2014, the Company entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. The Company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services.

The Company participated in the formation of Summa, which holds 88 fee-title patented lode claims, which cover approximately 1,191.3 acres of prospective mineral lands. The Company has recently signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. The Company's president, Tom Lewis, has been named as a managing member of Summa.

The Company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

As used in this quarterly report the terms "we", "us" and "our" mean Lithium Corporation, unless otherwise indicated.

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

On October 9, 2009, we entered into a share exchange agreement with Nevada Lithium and the shareholders of Nevada Lithium. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Nevada Lithium occurred on October 19, 2009. In accordance with the closing of the share exchange agreement, we issued 12,350,000 shares of our common stock to the former shareholders of Nevada Lithium in exchange for the acquisition, by our company, of all of the 12,350,000 issued and outstanding shares of Nevada Lithium. Also, pursuant to the terms of the share exchange agreement, a director of our company cancelled 220,000,000 restricted shares of our common stock. Nevada Lithium's corporate status was allowed to lapse and the company's status with the Nevada Secretary of State has been revoked.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and Graphite in British Columbia.

Our current operational focus is to conduct exploration activities on the Fish Lake Valley property and San Emidio prospect in Nevada and the BC Sugar and Mount Heimdal properties in British Columbia.

We are currently evaluating the opportunities the Summa lands present, while also exploring other locations which are believed to be prospective for hosting lithium or graphite mineralization, as well as evaluating opportunities brought to the company by third parties.

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

The property was originally held under mining lease purchase agreement dated June 1, 2009, between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium issued to the vendors $350,000 worth of common stock of our company in eight regular disbursements. All disbursements have been made of stock worth a total of $350,000, and claim ownership has been transferred to our company.

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

SAN EMIDIO PROPERTY

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011. The twenty, 80-acre, Association Placer claims currently held here cover an area of approximately 1,600 acres (640 hectares). Ten claims in the southern portions of the original claim block that was staked in 2011 were allowed to lapse on September 1, 2012, and a further ten claims were then staked and recorded. These new claims are north of and contiguous to the surviving claims from our earlier block. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

Our company has compiled all data, and recently amended its permit with the Bureau of Land Management, to allow for a deeper drilling program, that our company intends to commence in the third quarter of 2014.

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

THE HUGHES CLAIMS

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership in a number of patented mining claims that spring from the once vast holdings of Howard Hughes. Our company's capital contribution paid to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services.

Our company participated in the formation of Summa, which holds 88 fee-title patented lode claims, which cover approximately 1,191.3 acres of prospective mineral lands. Our company has recently signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. Our company's president, Tom Lewis, has been named as a managing member of Summa.

The Hughes lands are situated in six discrete prospect areas in Nevada, the most notable of which being the Tonopah block where Summa holds 56 claims that cover approximately 770 acres in the heart of the historic mining camp where over 1.8 million ounces of gold and 174 million ounces of silver were produced predominately in the early 1900's. The Hughes claims include a number of the prolific past producers in Tonopah, such as the Belmont, the Desert Queen, and the Midway mines. In addition there are also claims in the area of the past producing Klondyke East mining district, which is to the south of Tonopah, and at the town of Belmont (not to be confused with the Belmont claim in Tonopah), Nevada, another notable silver producer from the 1800's, which is roughly 40 miles to the northeast of Tonopah.

In the general area of our company's newest acquisition, West Kirkland Mining has recently announced that it has completed a $29.2 million dollar financing, the proceeds of which were used to purchase a 75% interest in Allied Nevada Gold Corporation's Tonopah properties. West Kirkland also has the option to purchase the remaining 25% interest by paying Allied Nevada a further $10 million dollars on or before October 23, 2016. West Kirkland has recently compiled an updated NI-43-101 resource on the Hasbrouck, and Three Hills prospects which are roughly
5.5 and 2 miles, respectively, from Summa's Tonopah claim block and it is West Kirkland's intent to advance these properties to a pre-feasibility study and initiate mine permitting.

While it presently appears that only one of the six blocks may be prospective for hosting lithium mineralization, overall the package was a unique opportunity that our company anticipates will create significant value over the mid to longer term.

We are currently  exploring other locations which are believed to be prospective
for  hosting  lithium  or  graphite   mineralization,   as  well  as  evaluating
opportunities brought to the company by third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

We had a net loss of $66,301 for the three month period ended March 31, 2014, which was $25,419 less than the net loss of $91,720 for the three month period ended March 31, 2013. The change in our results over the two periods is primarily the result of lower investor relations and stock option compensation expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2014 and 2013:

                                                                  Change Between
                                                                   Three Month
                                                                   Period Ended
                                  Three Months    Three Months    March 31, 2014
                                     Ended           Ended             and
                                    March 31,       March 31,        March 31,
                                      2014            2013             2013
                                    --------        --------         --------

Professional fees                   $ 11,362        $ 15,485         $ (4,123)
Amortization                             Nil              54              (54)
Exploration expenses                   7,222           6,144            1,078
Consulting fees                       24,150          27,900           (3,750)
Insurance expense                        Nil           4,372           (4,372)
Investor relations                     7,235          17,204           (9,969)
Transfer agent and filing fees           550           2,013           (1,463)
Travel                                12,480           6,279            6,201
Stock option compensation                Nil          10,089          (10,089)
General and administrative             3,396           2,274            1,122
Interest/Other income                    (94)            (94)             Nil
                                    --------        --------         --------
Net loss                            $(66,301)       $(91,720)        $(25,419)
                                    ========        ========         ========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2014 reflects current assets of $695,349. We had cash in the amount of $674,431 and a working capital in the amount of $687,069 as of March 31, 2014. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                        At              At
                                                     March 30,      December 31,
                                                       2014            2013
                                                    --------         --------

Current assets                                      $695,349         $830,657
Current liabilities                                    8,280           12,982
                                                    --------         --------
Working capital                                     $687,069         $817,675
                                                    ========         ========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                      Three Months Ended
                                                           March 31,
                                                   2014                 2013
                                                ----------           ----------

Net cash (used in) operating activities         $  (68,820)          $  (92,087)
Net cash (used in) investing activities            (64,305)              (2,436)
Net cash provided by financing activities              Nil                  Nil
                                                ----------           ----------
Net (decrease) in cash during period            $ (133,125)          $  (94,523)
                                                ==========           ==========

OPERATING ACTIVITIES

Net cash used in operating activities during the three months ended March 31, 2014 was $68,820, a decrease of $23,267 from the $92,087 net cash outflow during the three months ended March 31, 2013.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of mineral claims at our BC Sugar property in British Columbia.

Cash used in investing activities during the three months ended March 31, 2014 was $64,305, which was a $61,869 increase from the $2,436 cash used in investing activities during the three months ended March 31, 2013. This increase in the cash used in investing activities was primarily due to a deposit on an acquisition completed in April 2014.

FINANCING ACTIVITIES

Cash provided by financing activities during the three months ended March 31, 2014 was $0 as compared to $0 in cash provided by financing activities during the three months ended March 31, 2013.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

             General and administrative expenses          $235,000
             Exploration expenses                          270,000
             Travel                                         40,000
                                                          --------
             TOTAL                                        $545,000
                                                          ========

To date we have relied on proceeds from the sale of our shares and on loans from our sole director and officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $45,416 per month. Due to our current cash position of approximately $674,431 as of March 31, 2014, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of BMIX have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which has been estimated as two years. Impairment losses are recorded on property and equipment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

INCOME TAXES

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash, deposits, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded for the three months ended March 31, 2014 and 2013 respectively.

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

(10)     MATERIAL CONTRACTS
10.1 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation, Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman. (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)
10.3 Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)
10.4 Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)
10.5 Trust Agreement dated August 30, 2013 between our company and Tom Lewis (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2013)
10.6 Operating Agreement dated effective April 23, 2014 between our company, All American Resources, L.L.C. and TY & Sons Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2014)

(14)     CODE OF ETHICS
14.1 Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: May 19, 2014                      /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)