Form 10-Q
period 2014-06-30
Lithium Corp
filed 2014-08-06
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2014
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
74,661,408 common shares issued and outstanding as of August 1, 2014.

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           24

Item 4.  Controls and Procedures                                              24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 1A. Risk Factors                                                         25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          25

Item 3.  Defaults Upon Senior Securities                                      25

Item 4.  Mine Safety Disclosures                                              25

Item 5.  Other Information                                                    25

Item 6.  Exhibits                                                             25

SIGNATURES                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended June 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               LITHIUM Corporation
                         (An Exploration Stage Company)
                           Balance Sheets (Unaudited)


                                                                          June 30, 2014         December 31, 2013
                                                                          -------------         -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    553,191           $    807,556
  Deposits                                                                          700                    700
  Prepaid expenses                                                               33,109                 22,401
                                                                           ------------           ------------
TOTAL OTHER CURRENT ASSETS                                                      587,000                830,657

OTHER ASSETS
  Investment                                                                    100,000                     --
  Mineral properties                                                            194,743                188,348
                                                                           ------------           ------------

TOTAL ASSETS                                                               $    881,743           $  1,019,005
                                                                           ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $     18,918           $     12,982
                                                                           ------------           ------------
TOTAL CURRENT LIABILITIES                                                        18,918                 12,982
                                                                           ------------           ------------

TOTAL LIABILITIES                                                                18,918                 12,982
                                                                           ------------           ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.01;
   74,661,408 and 74,911,408 common shares outstanding, respectively             74,662                 74,912
  Additional paid in capital                                                  3,368,453              3,370,703
  Additional paid in capital - options                                          120,578                120,578
  Additional paid in capital - warrants                                         257,949                257,949
  Deficit accumulated during the exploration stage                           (2,958,817)            (2,818,119)
                                                                           ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                      862,825              1,006,023
                                                                           ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    881,743           $  1,019,005
                                                                           ============           ============

    The accompanying notes are an integral part of these financial statements

                               LITHIUM Corporation
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                              Period from
                                        Three Months      Three Months      Six Months       Six Months     January 31, 2007
                                           ended             ended            ended            ended         (Inception) to
                                       June 30, 2014     June 30, 2013    June 30, 2014    June 30, 2013      June 30, 2014
                                       -------------     -------------    -------------    -------------      -------------
REVENUE                                 $         --      $         --     $         --     $         --       $         --
                                        ------------      ------------     ------------     ------------       ------------
OPERATING EXPENSES
  Professional fees                           16,848            14,547           28,210           30,033            301,481
  Depreciation                                    --                54               --              108              2,434
  Exploration expenses                        17,579            18,444           24,801           24,588            764,018
  Consulting fees                             21,375            11,550           45,525           39,450            416,380
  Insurance expense                            2,915             4,372            2,915            8,744             51,701
  Investor relations                          11,380             7,570           18,615           24,774            290,900
  Management fees                                 --                --               --               --             53,800
  Transfer agent and filing fees               1,354             1,887            1,904            3,900             56,496
  Travel                                       1,078             8,257           13,558           14,536            106,920
  Stock-based compensation                        --                --               --           10,089            296,102
  Website development costs                       --                --               --               --              3,912
  Write-down of website costs                     --                --               --               --             12,000
  Write-down of mineral properties                --                --               --               --            518,747
  General and Administrative expenses          1,938             3,179            5,334            5,453             93,374
                                        ------------      ------------     ------------     ------------       ------------
TOTAL OPERATING EXPENSES                      74,467            69,860          140,862          161,675          2,968,265
                                        ------------      ------------     ------------     ------------       ------------

LOSS FROM OPERATIONS                         (74,467)          (69,860)        (140,862)        (161,675)        (2,968,265)

OTHER INCOME (EXPENSES)
  Other income                                    --                --               --               --             17,952
  Interest expense                                --                --               --               --            (11,850)
  Interest income                                 70                95              164              189              3,346
                                        ------------      ------------     ------------     ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                      70                95              164              189              9,448
                                        ------------      ------------     ------------     ------------       ------------

LOSS BEFORE INCOME TAXES                     (74,397)          (69,765)        (140,698)        (161,486)        (2,958,817)

PROVISION FOR INCOME TAXES                        --                --               --               --                 --
                                        ------------      ------------     ------------     ------------       ------------

NET LOSS                                $    (74,397)     $    (69,765)    $   (140,698)    $   (161,486)      $ (2,958,817)
                                        ============      ============     ============     ============       ============

NET LOSS PER SHARE: BASIC AND DILUTED   $      (0.00)     $      (0.00)    $      (0.00)    $      (0.00)
                                        ============      ============     ============     ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED           74,661,408        74,911,408       74,683,507       74,911,408
                                        ============      ============     ============     ============

    The accompanying notes are an integral part of these financial statements

                               LITHIUM Corporation
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                             Period from
                                                                Six Months             Six Months          January 30, 2007
                                                                  Ended                  Ended              (Inception) to
                                                              June 30, 2014          June 30, 2013          June 30, 2014
                                                              -------------          -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                      $   (140,698)          $   (161,486)          $ (2,958,817)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Write-down of software development                                  --                     --                 12,000
     Write-down of mineral properties                                    --                     --                518,747
     Stock-based compensation                                            --                 10,089                296,102
     Amortization                                                        --                    108                  2,433
  Changes in assets and liabilities:
     (Increase) in deposits                                              --                   (700)                  (700)
     (Increase) decrease in prepaid expenses                        (10,708)                32,113                (33,109)
     Increase (decrease) in accounts payable and
      accrued liabilities                                             5,936                (22,036)                18,918
                                                               ------------           ------------           ------------
Net Cash Used in Operating Activities                              (145,470)              (141,912)            (2,144,426)
                                                               ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                  --                   (375)                (2,433)
  Purchase of software development                                       --                     --                (12,000)
  Purchase of long term investment                                 (100,000)                    --               (100,000)
  Interest in mineral properties                                     (6,395)               (14,763)              (442,490)
                                                               ------------           ------------           ------------
Net Cash Used in Investing Activities                              (106,395)               (15,138)              (556,923)
                                                               ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment to) director                                  --                     --                  6,335
  Repurchase of stock                                                (2,500)                    --                 (2,500)
  Proceeds from sale of stock                                            --                     --              3,250,705
                                                               ------------           ------------           ------------
Net Cash Provided by (Used in) Financing Activities                  (2,500)                    --              3,254,540
                                                               ------------           ------------           ------------

Increase (decrease) in cash                                        (254,365)              (157,050)               553,191
Cash, beginning of period                                           807,556              1,186,651                     --
                                                               ------------           ------------           ------------
Cash, end of period                                            $    553,191           $  1,029,601           $    553,191
                                                               ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $         --           $         --           $     10,451
                                                               ============           ============           ============
  Cash paid for income taxes                                   $         --           $         --           $         --
                                                               ============           ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                   $         --           $      8,500           $    271,000
                                                               ============           ============           ============
  Shareholder debt converted to contributed capital            $         --           $         --           $      6,335
                                                               ============           ============           ============


    The accompanying notes are an integral part of these financial statements

                               LITHIUM Corporation
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2014


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lithium Corporation (formerly Utalk Communications Inc.) (the "Company") was incorporated on January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

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

Basis of Presentation
The accompanying unaudited interim financial statements of Lithium Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the three and six months ended June 30, 2014 and 2013, respectively.

Office Lease
The Company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2014 and December 31, 2013:

                                          June 30, 2014        December 31, 2013
                                          -------------        -----------------
Professional fees                           $     --               $  1,925
Exploration costs                                 --                     --
Bonds                                         16,271                 16,271
Transfer fees                                    900                  1,800
Insurance                                     14,573                     --
Office Misc                                      360                  1,065
Investor relations                             1,005                  1,340
Consulting                                        --                     --
                                            --------               --------
Total prepaid expenses                      $ 33,109               $ 22,401
                                            ========               ========

NOTE 3 - PROPERTY AND EQUIPMENT

                                          June 30, 2014        December 31, 2013
                                          -------------        -----------------
Computer Equipment                          $  2,433               $  2,433
Less: Accumulated amortization                (2,433)                (2,433)
                                            --------               --------
Property and equipment, net                 $     --               $     --
                                            ========               ========

Amortization expense was $0 and $0 for the three and six months ended June 30, 2014, respectively (2013: $54 and $108).

NOTE 4  - INVESTMENT

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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment.

NOTE 5 - MINERAL PROPERTIES

FISH LAKE PROPERTY

The Company purchased a 100% interest in the Fish Lake property by making staged payments of $350,000 worth of common stock. Title to the pertinent claims was transferred to the Company through quit claim deed dated June 1, 2011, and this quit claim was recorded at the county level on August 3, 2011 and at the BLM on August 4, 2011. Quarterly stock disbursements were made on the following schedule:

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at June 30, 2014, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of June 30, 2014.

MT. HEIMDAL PROPERTY

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The carrying value of the Mt. Heimdal property is $300.

SUGAR PROPERTY

In June 2013, the company purchased claims in the Cherryville, BC area for 250,000 shares of the Company's common stock. Since this time the company has expanded the claim block considerably, and has expended approximately $45,000 to date exploring this property for flake graphite deposits. In January, 2014, the company agreed to buy back the shares issued pursuant to the June agreement for $2,500. The buy-back was completed in April, 2014 and recorded the purchase of stock in the Company's equity.

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

                                                                       Net Carry
Name                       Claims               Cost     Impairment      Value
----                       ------               ----     ----------      -----
SanEmidio                20 (1,600 acres)     $11,438     $(5,719)      $ 5,719
Cherryville/BC Sugar  8019.41 (hectares)      $21,778         Nil       $21,778

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded during the period ended June 30, 2014.

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

On January 17, 2014 the Company repurchased the 250,000 shares of its common stock issued as part of the Cherryville property acquisition for $2,500. The shares were returned to the treasury and retired in April 2014.

There were 74,661,408 shares of common stock issued and outstanding as of June 30, 2014.

WARRANTS

                                                                Outstanding at
  Issue Date        Number      Price       Expiry Date         June 30, 2014
  ----------        ------      -----       -----------         -------------
Nov. 19, 2012     11,000,000    $0.15      Nov. 18, 2014          11,000,000

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

Total stock-based compensation for the three and six months ended June 30, 2014 was $0 and $0 (2013: $0 and $10,089).

The following table summarizes the stock options outstanding at June 30, 2014:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date        June 30, 2014
----------           ------      -----       -----------        -------------
September 23, 2010   500,000    $0.045    September 23, 2015        500,000
May 31, 2012         100,000    $0.045    May 31, 2017              100,000
March 15, 2013       200,000    $0.045    March 15, 2018            200,000

NOTE 7 - INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $2,958,817 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended June 30, 2014 and 2013:

                                                     2014               2013
                                                   --------           --------
Federal income tax benefit attributable to:
  Current operations                               $ 25,295           $ 23,720
  Less: valuation allowance                         (25,295)           (23,720)
                                                   --------           --------
Net provision for Federal income taxes             $      0           $      0
                                                   ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30, 2014 and December 31, 2013:

                                            June 30, 2014      December 31, 2013
                                            -------------      -----------------
Deferred tax asset attributable to:
  Net operating loss carryover               $ 1,005,997          $   958,160
  Less: valuation allowance                   (1,005,997)            (958,160)
                                             -----------          -----------
Net deferred tax asset                       $         0          $         0
                                             ===========          ===========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,958,817 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Lithium Corporation, unless otherwise indicated.

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

Effective September 30, 2009, we effected a 1 old for 60 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 3,000,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 4,470,000 shares of common stock to 268,200,000 shares of common stock.

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

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and Graphite properties in British Columbia.

Our current operational focus is to conduct exploration activities on the Fish Lake Valley property and San Emidio prospects in Nevada and the BC Sugar and Mount Heimdal properties in British Columbia.

We are currently evaluating the opportunities the Summa lands present (the Hughes Claims), while also exploring other locations which are believed to be prospective for hosting lithium or graphite mineralization, as well as evaluating opportunities brought to our company by third parties.

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

The property was originally held under mining lease purchase agreement dated June 1, 2009, between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium issued to the vendors $350,000 worth of common stock of our company in eight regular disbursements. All disbursements were made of stock worth a total of $350,000, and claim ownership was transferred to our company.

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

Our company completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the fall of 2010. Near-surface brine sampling during the spring of 2011 outlined a boron/lithium/potassium anomaly on the northern portions of the northern playa, that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L (average 122.5 mg/L), with boron ranging from 1,500 to 2,670 mg/L (average 2,219 mg/L), and potassium from 5,400 to 8,400 mg/L (average 7,030 mg/L). Wet conditions on the playa precluded drilling there in 2011, and for a good portion of 2012, however a window of opportunity presented itself in late fall 2012. In November/December 2012 we conducted a short direct push drill program on the northern end of the playa, wherein a total of 1,240.58 feet (378.09 meters) was drilled in 20 holes at 17 discrete sites, and an area of 3,356 feet (1,023 meters) by 2,776 feet (846 meters) was systematically explored by grid probing. The deepest hole was 81 feet (24.69 meters), and the shallowest hole that produced brine was 34 feet (10.36 meters). The average depth of the holes drilled during the program was 62 feet (18.90 meters). The program successfully demonstrated that lithium-boron-potassium-enriched brines exist to at least 62 feet (18.9 meters) depth in sandy or silty aquifers that vary from approximately three to ten feet (one to three meters) in thickness. Average lithium, boron and potassium contents of all samples are 47.05 mg/L, 992.7 mg/L, and 0.535% respectively, with lithium values ranging from 7.6 mg/L to 151.3 mg/L, boron ranging from 146 to 2,160.7 mg/L, and potassium ranging from 0.1 to 1.3%. The anomaly outlined by the program is 1,476 by 2,461 feet (450 meters by 750 meters), and is not fully delimited, as the area available for probing was restricted due to soft ground conditions to the east and to the south. A 50 mg/L lithium cutoff is used to define this anomaly and within this zone average lithium, boron and potassium contents are 90.97 mg/L, 1,532.92 mg/L, and 0.88% respectively. On September 3, 2013, we announced that drilling had commenced at Fish Lake Valley. Due to storms and wet conditions in the area which our company hoped to concentrate on, the playa was not passable, and so the program concentrated on larger step-out drilling well off the playa. This 11 hole, 1,025 foot program did prove that mineralization does not extend much, if at all, past the margins of the playa, as none of the fluids encountered in this program were particularly briny, and returned values of less than 5 mg/L lithium.

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

We are currently  exploring other locations which are believed to be prospective
for  hosting  lithium  or  graphite   mineralization,   as  well  as  evaluating
opportunities brought to our company by third parties.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2014  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2013

We had a net loss of $74,397 for the three month period ended June 30, 2014, which was $4,632 more than the net loss of $69,765 for the three month period ended June 30, 2013. The change in our results over the two periods is primarily the result of an increase in consulting fees and investor relations charges offset by a reduction in travel expense.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2014 and 2013:

                                                                  Change Between
                                                                    Three Month
                                                                   Period Ended
                                  Three Months    Three Months     June 30, 2014
                                     Ended           Ended             and
                                    June 30,        June 30,         June 30,
                                      2014            2013             2013
                                    --------        --------         --------
Professional fees                   $ 16,848        $ 14,547         $  2,301
Amortization                               0              54              (54)
Exploration expenses                  17,579          18,444             (865)
Consulting fees                       21,375          11,550            9,825
Insurance expense                      2,915           4,372           (1,457)
Investor relations                    11,380           7,570            3,810
Transfer agent and filing fees         1,354           1,887             (533)
Travel                                 1,078           8,257           (7,179)
General and administrative             1,938           3,179           (1,241)
Interest/Other income                    (70)            (95)              25
                                    --------        --------         --------
Net loss                            $(74,397)       $(69,765)        $  4,632
                                    ========        ========         ========

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

We had a net loss of $140,698 for the six month period ended June 30, 2014, which was $20,788 less than the net loss of $161,486 for the six month period ended June 30, 2013. The change in our results over the two periods is primarily the result of a decrease in stock based compensation, insurance expense and investor relations charges offset by an increase in consulting fees.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2014 and 2013:

                                                                  Change Between
                                                                    Six Month
                                                                   Period Ended
                                   Six Months      Six Months     June 30, 2014
                                     Ended           Ended             and
                                    June 30,        June 30,         June 30,
                                      2014            2013             2013
                                   ----------      ----------       ----------
Professional fees                  $   28,210      $   30,033       $   (1,823)
Amortization                                0             108             (108)
Exploration expenses                   24,801          24,588              213
Consulting fees                        45,525          39,450            6,075
Insurance expense                       2,915           8,744           (5,829)
Investor relations                     18,615          24,774           (6,159)
Transfer agent and filing fees          1,904           3,900           (1,996)
Travel                                 13,558          14,536             (978)
Stock option compensation                   0          10,089          (10,089)
General and administrative              5,334           5,453             (119)
Interest/Other income                    (164)           (189)              25
                                   ----------      ----------       ----------
Net loss                           $ (140,698)     $ (161,486)      $  (20,788)
                                   ==========      ==========       ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2014 reflects current assets of $587,000. We had cash in the amount of $553,191 and working capital in the amount of $568,082 as of June 30, 2014. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                         At             At
                                                      June 30,      December 31,
                                                        2014           2013
                                                     ----------     ----------
Current assets                                       $  587,000     $  830,657
Current liabilities                                      18,918         12,982
                                                     ----------     ----------
Working capital                                      $  568,082     $  817,675
                                                     ==========     ==========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                         Six Months Ended
                                                              June 30,
                                                        2014            2013
                                                     ----------      ----------
Net cash (used in) operating activities              $ (145,470)     $ (141,912)
Net cash (used in) investing activities                (106,395)        (15,138)
Net cash provided by (used in) financing activities      (2,500)            Nil
                                                     ----------      ----------
Net (decrease) in cash during period                 $ (254,365)     $ (157,050)
                                                     ==========      ==========

OPERATING ACTIVITIES

Net cash used in operating activities during the six months ended June 30, 2014 was $145,470, an increase of $3,558 from the $141,912 net cash outflow during the six months ended June 30, 2013.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was capital spending in the acquisition of the 25% interest in the Hughes Properties through Summa LLC and continued expenditures related to the acquisition and maintenance of resource properties..

Cash used in investing activities during the six months ended June 30, 2014 was $106,395, which was a $91,257 increase from the $15,138 cash used in investing activities during the six months ended June 30, 2013. This increase in the cash used in investing activities was primarily due to expenditures related to acquisition of an investment and the maintenance of resource properties.

FINANCING ACTIVITIES

Cash used in financing activities during the six months ended June 30, 2014 was $2,500 as compared to $Nil in cash provided by financing activities during the six months ended June 30, 2013.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

            Estimated Net Expenditures During The Next Twelve Months

             General and administrative expenses          $235,000
             Exploration expenses                          235,000
             Travel                                         40,000
                                                          --------
             TOTAL                                        $510,000
                                                          ========

To date we have relied on proceeds from the sale of our shares and on loans from our sole director and officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $553,191 as of June 30, 2014, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded for the six months ended June 30, 2014 and 2013 respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 30, 2014, John Hiner resigned as a director and as vice president of exploration of our company. The resignation of Mr. Hiner was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise. Concurrently, on May 30, 2014, we appointed Brian Goss as a director of our company.

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: August 5, 2014                   /s/ Tom Lewis
                                         ---------------------------------------
                                         Tom Lewis
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)