Form 10-Q
period 2014-09-30
Lithium Corp
filed 2014-11-07
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2014
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
74,661,408 common shares issued and outstanding as of November 4, 2014.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               LITHIUM Corporation
                           Balance Sheets (Unaudited)

                                                                          September 30,          December 31,
                                                                              2014                   2013
                                                                          ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $    445,269           $    807,556
  Deposits                                                                         700                    700
  Prepaid expenses                                                              29,334                 22,401
                                                                          ------------           ------------
TOTAL OTHER CURRENT ASSETS                                                     475,303                830,657

OTHER ASSETS
  Investment                                                                    82,132                     --
  Mineral properties                                                           194,743                188,348
                                                                          ------------           ------------

TOTAL ASSETS                                                              $    752,178           $  1,019,005
                                                                          ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $     21,096           $     12,982
                                                                          ------------           ------------
TOTAL CURRENT LIABILITIES                                                       21,096                 12,982
                                                                          ------------           ------------

TOTAL LIABILITIES                                                               21,096                 12,982
                                                                          ------------           ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   74,661,408 and 74,911,408 common shares outstanding, respectively            74,662                 74,912
  Additional paid in capital                                                 3,368,453              3,370,703
  Additional paid in capital - options                                         120,578                120,578
  Additional paid in capital - warrants                                        257,949                257,949
  Accumulated deficit                                                       (3,090,560)            (2,818,119)
                                                                          ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                     731,082              1,006,023
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    752,178           $  1,019,005
                                                                          ============           ============


    The accompanying notes are an integral part of these financial statements

                               LITHIUM Corporation
                      Statements of Operations (Unaudited)

                                                 Three Months       Three Months       Nine Months        Nine Months
                                                     ended             ended              ended              ended
                                                 September 30,     September 30,      September 30,      September 30,
                                                     2014               2013               2014              2013
                                                 ------------       ------------       ------------      ------------
REVENUE                                          $         --       $         --       $         --      $         --
                                                 ------------       ------------       ------------      ------------
OPERATING EXPENSES
  Professional fees                                     8,372             10,977             36,582            41,010
  Depreciation                                             --                 73                 --               181
  Exploration expenses                                 54,661             79,983             79,462           104,572
  Consulting fees                                      29,338             13,750             74,863            53,200
  Insurance expense                                     4,371              4,372              7,286            13,116
  Investor relations                                    8,314              8,240             26,929            33,014
  Transfer agent and filing fees                        1,615              1,482              3,519             5,383
  Travel                                                3,829              7,620             17,387            22,156
  Stock-based compensation                                 --                 --                 --            10,089
  General and administrative expenses                   3,439              2,501              8,773             7,954
                                                 ------------       ------------       ------------      ------------
TOTAL OPERATING EXPENSES                              113,939            128,998            254,801           290,675
                                                 ------------       ------------       ------------      ------------

LOSS FROM OPERATIONS                                 (113,939)          (128,998)          (254,801)         (290,675)

OTHER INCOME (EXPENSES)
  Loss on investment                                  (17,868)                --            (17,868)               --
  Interest income                                          64                 96                228               284
                                                 ------------       ------------       ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                          (17,804)                96            (17,640)              284
                                                 ------------       ------------       ------------      ------------

LOSS BEFORE INCOME TAXES                             (131,743)          (128,902)          (272,441)         (290,391)

PROVISION FOR INCOME TAXES                                 --                 --                 --                --
                                                 ------------       ------------       ------------      ------------

NET LOSS                                         $   (131,743)      $   (128,902)      $   (272,441)     $   (290,391)
                                                 ============       ============       ============      ============

NET LOSS PER SHARE: BASIC AND DILUTED            $      (0.00)      $      (0.00)      $      (0.00)     $      (0.00)
                                                 ============       ============       ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                 74,661,408         74,911,408         74,676,060        74,773,130
                                                 ============       ============       ============      ============


    The accompanying notes are an integral part of these financial statements

                               LITHIUM Corporation
                      Statements of Cash Flows (Unaudited)

                                                                   Nine Months             Nine Months
                                                                      ended                   ended
                                                                  September 30,           September 30,
                                                                       2014                   2013
                                                                   ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                          $   (272,441)          $   (290,391)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Stock-based compensation                                                --                 10,089
     Amortization                                                            --                    181
     Loss on investment                                                  17,868                     --
  Changes in assets and liabilities:
     (Increase) in deposits                                                  --                   (700)
     (Increase) decrease in prepaid expenses                             (6,933)                34,629
     Increase (decrease) in accounts payable and accrued
     liabilities                                                          8,114                (42,487)
                                                                   ------------           ------------
Net Cash Used in Operating Activities                                  (253,392)              (288,679)
                                                                   ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                      --                   (375)
  Purchase of long term investment                                     (100,000)                    --
  Interest in mineral properties                                         (6,395)               (24,514)
                                                                   ------------           ------------
Net Cash Used in Investing Activities                                  (106,395)               (24,889)
                                                                   ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of stock                                                    (2,500)                    --
                                                                   ------------           ------------
Net Cash Used in Financing Activities                                    (2,500)                    --
                                                                   ------------           ------------

Decrease in cash                                                       (362,287)              (313,568)
Cash, beginning of period                                               807,556              1,186,651
                                                                   ------------           ------------

Cash, end of period                                                $    445,269           $    873,083
                                                                   ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                           $         --           $         --
                                                                   ============           ============
  Cash paid for income taxes                                       $         --           $         --
                                                                   ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                       $         --           $      8,500
                                                                   ============           ============


    The accompanying notes are an integral part of these financial statements

                               Lithium Corporation
                  Notes to the Financial Statements (unaudited)
                               September 30, 2014


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lithium Corporation (formerly Utalk Communications Inc.) (the "Company") was incorporated on January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

Nevada Lithium Corporation was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corporation. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corporation. By agreement dated October 9, 2009 Nevada Lithium Corporation and Lithium Corporation amalgamated as Lithium Corporation. Lithium Corporation is engaged in the acquisition and development of certain lithium interests in the state of Nevada, and flake graphite prospects in British Columbia. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

Revenue Recognition
The Company has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

                               Lithium Corporation
                  Notes to the Financial Statements (unaudited)
                               September 30, 2014


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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the three and nine months ended September 30, 2014 and 2013, respectively.

Office Lease
The Company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

Recent Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

                               Lithium Corporation
                  Notes to the Financial Statements (unaudited)
                               September 30, 2014


NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2014 and December 31, 2013:

                                            September 30,           December 31,
                                                2014                   2013
                                              --------               --------
Professional fees                             $     --               $  1,925
Exploration costs                                  617                     --
Bonds                                           16,271                 16,271
Transfer fees                                      450                  1,800
Insurance                                       10,201                     --
Office Misc                                        790                  1,065
Investor relations                               1,005                  1,340
                                              --------               --------
Total prepaid expenses                        $ 29,334               $ 22,401
                                              ========               ========

NOTE 3 - INVESTMENT

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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of September 30, 2014, the Company has recorded a loss on investment of $17,868.

NOTE 4 - MINERAL PROPERTIES

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at September 30, 2014, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of September 30, 2014.

                               Lithium Corporation
                  Notes to the Financial Statements (unaudited)
                               September 30, 2014


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

MT. HEIMDAL PROPERTY

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The carrying value of the Mt. Heimdal property is $300 as of September 30, 2014.

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

STAKED PROPERTIES

The Company has staked claims with various registries as summarized below:

                                                                       Net Carry
Name                       Claims               Cost     Impairment      Value
----                       ------               ----     ----------      -----
SanEmidio                20 (1,600 acres)     $18,528     $(5,719)      $12,809
Cherryville/BC Sugar  8019.41 (hectares)      $21,778         Nil       $21,778

The Company has recorded $6,395 as cost to the San Emidio property which represents the annual maintenance fees on the property for 2014.

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded during the period ended September 30, 2014.

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

There were 74,661,408 shares of common stock issued and outstanding as of September 30, 2014.

                               Lithium Corporation
                  Notes to the Financial Statements (unaudited)
                               September 30, 2014


NOTE 5 - CAPITAL STOCK (CONTINUED)

WARRANTS

                                                                Outstanding at
  Issue Date        Number      Price       Expiry Date       September 30, 2014
  ----------        ------      -----       -----------       ------------------
Nov. 19, 2012     11,000,000    $0.15      Nov. 18, 2014          11,000,000

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
Expected life of options                        3 years               5 years

                                  Weighted            Total
                  Total           Average           Weighted
Exercise         Options       Remaining Life        Average          Options
 Prices        Outstanding        (Years)        Exercise Price     Exercisable
 ------        -----------        -------        --------------     -----------
 $0.045          800,000            1.8              $0.045            800,000

Total stock-based compensation for the three and nine months ended September 30, 2014 was $0 and $0 (2013: $0 and $10,089).

                               Lithium Corporation
                  Notes to the Financial Statements (unaudited)
                               September 30, 2014


NOTE 5 - CAPITAL STOCK (CONTINUED)

STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes the stock options outstanding at September 30, 2014:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date      September 30, 2014
----------           ------      -----       -----------      ------------------
September 23, 2010   500,000    $0.045    September 23, 2015        500,000
May 31, 2012         100,000    $0.045    May 31, 2017              100,000
March 15, 2013       200,000    $0.045    March 15, 2018            200,000

NOTE 6 - INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $3,090,000 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2014 and 2013:

                                                 2014                 2013
                                             ------------         ------------
Federal income tax benefit attributable to:
  Current operations                         $     92,630         $     98,733
  Less: valuation allowance                       (92,630)             (98,733)
                                             ------------         ------------
Net provision for Federal income taxes       $          0         $          0
                                             ============         ============

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at September 30, 2014 and December 31, 2013:

                                             September 30,        December 31,
                                                 2014                 2013
                                             ------------         ------------
Deferred tax asset attributable to:
  Net operating loss carryover               $  1,050,790         $    958,160
  Less: valuation allowance                    (1,050,790)            (958,160)
                                             ------------         ------------
Net deferred tax asset                       $          0         $          0
                                             ============         ============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,090,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                               Lithium Corporation
                  Notes to the Financial Statements (unaudited)
                               September 30, 2014


NOTE 7 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those described below.

The Company has entered into an extension of the Asset Purchase Agreement to sell its interests in the BC Sugar flake graphite property, as well as the San Emidio and Fish Lake Valley lithium - brine properties, to PATHION, Inc. Under the terms of the original agreement PATHION Inc. was to pay Lithium Corporation an initial $1.25 million, and issue 500,000 common shares of PATHION stock at the closing. A further $1 million will be held in escrow and paid out to Lithium Corporation on the first anniversary of the closing of the deal. The agreement also lays the groundwork for continuing co-operation between the two companies moving forward. The companies anticipated that the agreement would close by the end of September 2014, however it was first extended until October 17, 2014. Under an extension effective October 17th, PATHION will pay Lithium Corporation $5,000 within 5 days of signing and issue 60,000 shares of restricted common stock, and pay Lithium Corporation a further $10,000 on each monthly anniversary in November and December in order to extend the agreement until January 17, 2015.

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

GENERAL OVERVIEW

We were incorporated under the laws of the State of Nevada on January 30, 2007 under the name "Utalk Communications Inc.". At inception, we were a development stage corporation engaged in the business of developing and marketing a call-back service using a call-back platform. Because we were not successful in implementing our business plan, we considered various alternatives to ensure the viability and solvency of our company.

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

On August 20, 2014, we announced that our company has entered into an asset purchase agreement to sell our interests in the BC Sugar flake graphite property, as well as the San Emidio and Fish Lake Valley lithium - brine properties, to Pathion, Inc. The agreement was set to close at the end of September 2014, but was extended to September 17, 2014 by mutual agreement, and was further extended by mutual agreement on October 24, 2014 until January 17, 2015.

The terms of the agreement require that Pathion (a privately held Delaware corporation) pay our company an initial $1.25 million, and issue 500,000 common shares of Pathion stock at the closing. A further $1 million will be held in escrow and paid out to our company on the first anniversary of the closing of the transaction. The agreement also lays the groundwork for continuing co-operation between the two companies moving forward. The companies anticipate that the agreement will close by the end of September 2014.

After the Pathion transaction, our company will continue to progress with our assessment of the Mount Heimdal graphite property, and our 25% interest in Summa, LLC, a private Nevada company that holds the residue of Howard Hughes' Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

Our company has compiled all data, and recently amended its permit with the Bureau of Land Management, to allow for a deeper drilling program.

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

Pursuant to the terms of the original agreement, we were required to spend $15,000 in exploration on the property and complete an assessment report by November 30, 2013, and upon successful completion of the program and the report, our company was to earn a 100% interest in the claims, subject to a 1.5% net overriding royalty to the vendor from the proceeds of production.

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

In August 2014, an exploration crew was mobilized to explore the Mt Heimdal flake graphite property. This year's program focused on flake graphite mineralization discovered on the property during the brief program undertaken in 2013, while exploring other areas of the property that may also be prospective for hosting flake graphite mineralization. Our company is currently waiting for results, and a geologists report.

BC SUGAR FLAKE GRAPHITE PROPERTY

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company's common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks in the general area of the BC Sugar prospect are similar to the host rocks in the area of the crystal graphite deposit 55 miles (90 kms) to the southeast, in the vicinity of our company's Mount Heimdal block of claims.

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. This latest round of work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work was performed in September 2014 to ensure all claims in the package are in good standing prior to the sale of this asset to Pathion.

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

Recently research has been conducted on the Hughes properties, focusing on the Tonopah area where reporting in the 1980's, indicate that over 2.175 million tons of mine dumps and mill tailings exist at surface on Summa's properties that contain in the order of 3.453 million ounces of silver, and 28,500 ounces of gold. In addition to this easily extractable surficial resource, other reports indicate that 300 - 500,000 tons of mineralized material is expected to remain at depth in old workings on Summa's properties, which is believed to contain an average 20 ounces silver and 0.02 ounces gold per ton. Also several partially tested exploration targets have been identified on Summa's Tonopah claims, where further work could potentially lead to a marked increase in known underground resources.

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

Additionally our company is looking to ramp up its generative program exploring for new deposits of next generation battery related materials.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

We had a net loss of $131,743 for the three month period ended September 30, 2014, which was $2,841 more than the net loss of $128,902 for the three month period ended September 30, 2013. The change in our results over the two periods is negligible.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2014 and 2013:

                                                               Change Between
                                                              Three Month Period
                                                                   Ended
                                Three Months   Three Months   September 30, 2014
                                   Ended          Ended             and
                                September 30,  September 30,    September 30,
                                    2014           2013             2013
                                 ----------     ----------       ----------
Professional fees                $    8,372     $   10,977       $   (2,605)
Depreciation                             --             73              (73)
Exploration expenses                 54,661         79,983          (25,322)
Consulting fees                      29,338         13,750           15,588
Insurance expense                     4,371          4,372               (1)
Investor relations                    8,314          8,240               74
Transfer agent and filing fees        1,615          1,482              133
Travel                                3,829          7,620           (3,791)
General and administrative            3,439          2,501              938
Loss on investment                   17,868             --           17,868
Interest/Other (income) expense         (64)           (96)             (32)
                                 ----------     ----------       ----------
Net loss                         $ (131,743)    $ (128,902)      $   (2,841)
                                 ==========     ==========       ==========

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

We had a net loss of $272,441 for the nine month period ended September 30, 2014, which was $17,950 less than the net loss of $290,391 for the nine month period ended September 30, 2013. The change in our results over the two periods is primarily the result of a decrease in exploration expenses and stock based compensation.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2014 and 2013:

                                                               Change Between
                                                              Nine Month Period
                                                                   Ended
                                Nine Months    Nine Months   September 30, 2014
                                   Ended          Ended             and
                                September 30,  September 30,    September 30,
                                    2014           2013             2013
                                 ----------     ----------       ----------
Professional fees                $   36,582     $   41,010       $   (4,428)
Depreciation                             --            181             (181)
Exploration expenses                 79,462        104,572          (25,110)
Consulting fees                      74,863         53,200           21,663
Insurance expense                     7,286         13,116           (5,830)
Investor relations                   26,929         33,014           (6,085)
Transfer agent and filing fees        3,519          5,383           (1,864)
Travel                               17,387         22,156           (4,769)
Stock option compensation                --         10,089          (10,089)
General and administrative            8,773          7,954              819
Loss on investment                   17,868             --           17,868
Interest/Other income                  (228)          (284)             (56)
                                 ----------     ----------       ----------
Net loss                         $ (272,441)    $ (290,391)      $  (17,950)
                                 ==========     ==========       ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2014 reflects current assets of $475,303. We had cash in the amount of $445,269 and working capital in the amount of $454,207 as of September 30, 2014. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                         At             At
                                                    September 30,   December 31,
                                                        2014           2013
                                                     ----------     ----------
Current assets                                       $  475,303     $  830,657
Current liabilities                                      21,096         12,982
                                                     ----------     ----------
Working capital                                      $  454,207     $  817,675
                                                     ==========     ==========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                        2014           2013
                                                     ----------     ----------
Net cash (used in) operating activities              $ (253,392)    $ (288,679)
Net cash (used in) investing activities                (106,395)       (24,889)
Net cash provided by (used in) financing activities      (2,500)           Nil
                                                     ----------     ----------
Net (decrease) in cash during period                 $ (362,287)    $ (313,568)
                                                     ==========     ==========

OPERATING ACTIVITIES

Net cash used in operating activities during the nine months ended September 30, 2014 was $253,392, a decrease of $35,287 from the $288,679 net cash outflow during the nine months ended September 30, 2013.

INVESTING ACTIVITIES

The primary driver of cash used in investing activities was continued expenditures related to the acquisition and maintenance of resource properties.

Cash used in investing activities during the nine months ended September 30, 2014 was $106,395, which was a $81,506 increase from the $24,889 cash used in investing activities during the nine months ended September 30, 2013. This increase in the cash used in investing activities was primarily due to expenditures related to acquisition of an investment and the maintenance of resource properties.

FINANCING ACTIVITIES

Cash used in financing activities during the nine months ended September 30, 2014 was $2,500 as compared to $Nil in cash provided by financing activities during the nine months ended September 30, 2013.

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
                                                          ========

To date we have relied on proceeds from the sale of our shares and on loans from our sole director and officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $445,269 as of September 30, 2014, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

REVENUE RECOGNITION
Our company has yet to realize revenues from operations. Once our company has commenced operations, we will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by our customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which we has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the three and nine months ended September 30, 2014 and 2013, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 13, 2014, Tom Lewis resigned as president, secretary and treasurer of our company. Mr. Lewis remains as a member of our board of directors. The resignation of Mr. Lewis was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

On August 13, 2014, we appointed Brian Goss as president, secretary and treasurer of our company. Mr. Goss currently stands as a member of our board of directors.

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

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

4.1 2009 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2009)

(10)     MATERIAL CONTRACTS

10.1 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation, Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman. (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.3 Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)

10.4 Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.5 Trust Agreement dated August 30, 2013 between our company and Tom Lewis (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2013)

10.6 Operating Agreement dated effective April 23, 2014 between our company, All American Resources, L.L.C. and TY & Sons Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2014)

10.7* Asset Purchase Agreement dated August 15, 2014 between our company and Pathion, Inc.

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

                                         LITHIUM CORPORATION
                                            (Registrant)


Dated: November 7, 2014                 /s/ Brian Goss
                                         ---------------------------------------
                                         Brian Goss
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)