Form 10-K
period 2014-12-31
Lithium Corp
filed 2015-03-13
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2014

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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $777,784.50 based on a $0.2815 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 74,911,408 common shares as of February 20, 2015.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Item 1.  Business                                                              3

Item 1A. Risk Factors                                                          5

Item 1B. Unresolved Staff Comments                                             9

Item 2.  Properties                                                            9

Item 3.  Legal Proceedings                                                    13

Item 4.  Mine Safety Disclosures                                              13

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            14

Item 6.  Selected Financial Data                                              16

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           21

Item 8.  Financial Statements and Supplementary Data                          22

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 35

Item 9A. Controls and Procedures                                              35

Item 9B. Other Information                                                    37

Item 10. Directors, Executive Officers and Corporate Governance               37

Item 11. Executive Compensation                                               41

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          44

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         46

Item 14. Principal Accounting Fees and Services                               46

Item 15. Exhibits, Financial Statement Schedules                              47

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

We are currently evaluating the opportunities that the Summa lands present (the Hughes Claims), while also exploring other locations which are believed to be prospective for hosting lithium or graphite mineralization, as well as evaluating opportunities brought to our company by third parties.

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services.

Effective August 15, 2014, we entered into an asset purchase agreement with Pathion, Inc., a Delaware corporation, and Pathion Mining Inc., a Nevada corporation. Pursuant to the Agreement, we agreed to sell to Pathion, Inc. and Pathion Mining, our rights, interests and assets relating to our Fish Lake Valley, San Emidio and BC Sugar properties. The asset purchase agreement was set to close at the end of September 2014, but was extended to October 17, 2014 by mutual agreement, and was further extended until January 19, 2015.

Pathion, Inc. and Pathion Mining, Inc. were in default of their obligations under the asset purchase agreement and on December 10, 2014, we amended certain terms of the agreement such that Pathion Mining waived its right to require no negotiation during the pre-closing period and any related penalties for default and its right to require a non-competition agreement. As consideration for these amendments our company chose to forebear our right to terminate the agreement without first providing further written notice to Pathion Mining; for any subsequent default our company would issue notice to Pathion Mining; and in the event that Pathion Mining cured its current default and then was in default of the agreement again, our company would then issue 10 days written notice to cure the default before we terminated the agreement.

On January 27, 2015, we gave notice to Pathion, Inc., of the termination of the asset purchase agreement entered into on August 15, 2014. The termination of the agreement was due to the failure by Pathion to close the agreement according to the agreed upon schedule in the agreement and the additional extensions provided by our company.

Our company intends to continue with our exploration/assessment of the Fish Lake Valley and San Emidio lithium brine properties in Nevada and on our BC Sugar flake graphite property in BC, while determining further plans of action with respect to our Mount Heimdal flake graphite property in BC. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the "Howard Hughes" Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any "reserve" and any funds that we spend on exploration will probably be lost.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $379,512 as of December 31, 2014. At December 31, 2014, we had working capital of $405,854. We incurred a net loss of $366,607 for the year ended December 31, 2014. We estimate our average monthly operating expenses to be approximately $35,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

MINERAL PROPERTIES

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda County in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold forty, 80-acre Association Placer claims that cover approximately 3,200 acres (1280 hectares). Lithium-enriched Tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our company allowed 56 claims to lapse on September 1, 2012, which covered the southern playa area. These claims were allowed to lapse as it was determined through the course of work over the past three years that they are not overly prospective for hosting lithium brine resources, nor is it strategically advantageous to continue to hold them.

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

The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, and Peru, and more importantly Clayton Valley, where Albemarle has its Silver Peak lithium-brine operation. Access is excellent in Fish Lake Valley with all-weather gravel roads leading to the property from state highways 264, and 265, and maintained gravel roads ring the playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 12 miles to the south, while the town of Tonopah, Nevada is approximately 50 miles to the east.

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

Most recently we drilled this prospect in late October 2012, further testing the area of the property in the vicinity where prior exploration by our company discovered elevated lithium levels in subsurface brines. During the 2012 program a total of 856 feet (260.89 meters) was drilled at 8 discrete sites. The deepest hole was 160 feet (48.76 meters), and the shallowest hole that produced brine was 90 feet (27.43 meters). The average depth of the seven hole program was 107 feet (32.61 meters). The program better defined a lithium-in-brine anomaly that was discovered in early 2012. This anomaly is approximately 0.6 miles (370 meters) wide at its widest point by more than 2 miles (3 kilometers) long. The peak value seen within the anomaly is 23.7 mg/l lithium, which is 10 to 20 times background levels outside the anomaly. Our company believes that, much like Fish Lake Valley, the playa at San Emidio may be conducive to the formation of a "Silver Peak" style lithium brine deposit, and the recent drilling indicates that the anomaly occurs at or near the intersection of several faults that may have provided the structural setting necessary for the formation of a lithium-in-brine deposit at depth.

Our company has compiled all data and amended our permit with the Bureau of Land Management to allow for the drilling of three reverse circulation drill holes to depths of 500 feet in order to test for lithium brine mineralization.

MOUNT HEIMDAL FLAKE GRAPHITE PROPERTY

On April 15, 2013, we entered into a mining option agreement with, Tom Lewis, a director and former president of our company, wherein we had the option to acquire a 100% interest in the Mount Heimdal Flake Graphite property in the Slocan Mining Division of British Columbia, Canada.

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

In August 2014, an exploration crew was mobilized to explore the Mt Heimdal flake graphite property. The program focused on flake graphite mineralization discovered on the property during the brief program undertaken in 2013, while exploring other areas of the property that were felt to also be prospective for hosting flake graphite mineralization. No further significant mineralization was found, and our company is considering options for this property moving forward.

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. That work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work program was performed in September 2014 to ensure all claims in the package were in good standing prior to the anticipated sale of this asset to Pathion. Recommendations were made by the consulting geologist who wrote the assessment report with respect to trenching, and eventually drilling the Weather Station showing. Our company is currently compiling data in support of a trenching permit application, which should be submitted in early spring 2015.

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

The Hughes lands are situated in six discrete prospect areas in Nevada, the most notable of which being the Tonopah block in Nye County where Summa holds 56 claims that cover approximately 770 acres in the heart of the historic mining camp where over 1.8 million ounces of gold and 174 million ounces of silver were produced predominately in the early 1900's. The Hughes claims include a number of the prolific past producers in Tonopah, such as the Belmont, the Desert Queen, and the Midway mines. In addition there are also claims in the area of the past producing Klondyke East mining district, which is to the south of Tonopah, and at the town of Belmont (not to be confused with the Belmont claim in Tonopah), Nevada, another notable silver producer from the 1800's, which is roughly 40 miles to the northeast of Tonopah.

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

In the general area of our company's newest acquisition, West Kirkland Mining has recently announced that it has completed a $29.2 million dollar financing, the proceeds of which were used to purchase a 75% interest in Allied Nevada Gold Corporation's Tonopah properties. West Kirkland also has the option to purchase the remaining 25% interest by paying Allied Nevada a further $10 million dollars on or before October 23, 2016. West Kirkland has recently compiled an updated NI-43-101 resource on the Hasbrouck and Three Hills prospects which are roughly
5.5 and 2 miles, respectively, from Summa's Tonopah claim block and it is West Kirkland's intent to advance these properties to a pre-feasibility study and initiate mine permitting. To date the Nye County Recorder's office has not recorded the transfer of the titles into Summa Corporation, hence it behooves our company to refrain from expending much more in the line of resources here until the title defects are rectified.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

                             OTC BULLETIN BOARD (1)
                Quarter Ended               High         Low
                -------------               ----         ---
              December 31, 2014           $ 0.109      $ 0.0401
              September 30, 2014          $ 0.15       $ 0.045
              June 30, 2014               $ 0.085      $ 0.0425
              March 31, 2014              $ 0.183      $ 0.0177
              December 31, 2013           $ 0.055      $ 0.0151
              September 30, 2013          $ 0.059      $ 0.0231
              June 30, 2013               $ 0.059      $ 0.0271
              March 31, 2013              $ 0.06       $ 0.04
              December 31, 2012           $ 0.08       $ 0.04

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

On February 20, 2015, the shareholders' list showed 10 registered shareholders with 74, 911,408 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2014:

                                  Number of Securities
                              Number of Securities to be                                     Remaining Available for
                               Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                 Warrants and Rights           Warrants and Rights            (excluding column (a))
   -------------                 -------------------           -------------------            ----------------------
Equity Compensation Plans                   Nil                         Nil                                Nil
Approved by Security
Holders

Equity Compensation Plans Not         1,250,000 (1)                  $0.045                          4,805,000
Approved by Security Holders

     Total                            1,250,000 (1)                  $0.045                          4,805,000

----------
(1) Includes 700,000 unexercised stock options issued on November 12, 2014; 200,000 unexercised stock options issued on March 15, 2013, 100,000 unexercised stock options issued on May 31, 2012 and 250,000 unexercised stock options issued on September 23, 2010.

CONVERTIBLE SECURITIES

As of December 31, 2014, we had outstanding options to purchase 1,250,000 shares of our common stock exercisable at $0.045.

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

On March 15, 2013, we granted an aggregate of 200,000 stock options to consultants of our company pursuant to our 2009 Stock Option Plan. The stock options are exercisable for five years from the date of grant at an exercise price of $0.045 per share.

On November 12, 2014, our company granted an aggregate of 700,000 stock options to directors and consultants of our company pursuant to our 2009 Stock Option Plan. The stock options are exercisable for five years from the date of grant at an exercise price of $0.045 per share.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On November 12, 2014, we issued an aggregate of 500,000 stock options to one (1) person, relying on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933 and an aggregate of 200,000 stock options to two (2) persons relying on to certain persons in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

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

Our net cash used in financing activities during the year ended December 31, 2014 was $2,500 as compared to $Nil during the year ended December 31, 2013.

Over the next twelve months we expect to expend funds as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

                                                            $
                                                         -------
               General, Administrative Expenses          190,000
               Exploration Expenses                      200,000
               Travel                                     30,000
                                                         -------
               TOTAL                                     420,000
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

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2014, which are included herein.

Our operating results for the twelve months ended December 31, 2014, for the twelve months ended December 31, 2013 and the changes between those periods for the respective items are summarized as follows:

                                                                              Change Between
                                                                               Twelve Month
                                                                               Period Ended
                                     Twelve Month         Twelve Month       December 31, 2014
                                        Ended                Ended                 and
                                      December 31,         December 31,         December 31,
                                         2014                 2013                 2013
                                      ----------           ----------           ----------
Revenue                               $     Nil            $     Nil            $     Nil
Professional fees                        48,768               60,646              (11,878)
Depreciation                                Nil                  162                 (162)
Exploration expenses                     88,762              123,014              (34,252)
Consulting fees                          98,163               72,663               25,500
Insurance expense                        11,658               13,844               (2,186)
Investor relations                       29,605               40,872              (11,267)
Transfer agent and filing fees            6,439                8,595               (2,156)
Travel                                   20,208               30,210              (10,002)
Stock option compensation                38,723               16,642               22,081
General and administrative               11,706               11,989                 (283)
Interest (income)                          (293)                (380)                 (87)
Loss on investment                       17,868                  Nil               17,868
Other income                             (5,000)                 Nil               (5,000)
                                      ---------            ---------            ---------
Net loss                              $(366,607)           $(378,257)           $ (11,650)
                                      =========            =========            =========

Our financial statements report a net loss of $366,607 for the twelve month period ended December 31, 2014 compared to a net loss of $378,257 for the twelve month period ended December 31, 2013. Our losses have decreased by $11,650, primarily as a result of decreases in professional fees, exploration expense, investor relations and travel offset by increases in consulting fees and stock option compensation expense.

Our operating expenses for the year ended December 31, 2014 were $354,032 compared to $378,637 as of December 31, 2013. The decrease in operating expenses was primarily as a result of decreases in professional fees, exploration expense, investor relations and travel offset by increases in consulting fees and stock option compensation expense.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                      At                At
                                                  December 31,      December 31,
                                                     2014              2013
                                                  ----------        ----------
Current assets                                    $  421,574        $  830,657
Current liabilities                                   15,720            12,982
                                                  ----------        ----------
Working capital                                   $  405,854        $  817,675
                                                  ==========        ==========

CASH FLOWS

                                                           Year Ended
                                                          December 31,
                                                     2014              2013
                                                  ----------        ----------
Net cash (used in) operating activities           $ (326,239)       $ (362,386)
Net cash (used in) investing activities              (99,305)          (16,709)
Net cash (used in) financing activities               (2,500)              Nil
                                                  ----------        ----------
Net increase (decrease) in cash during period     $ (428,044)       $ (379,095)
                                                  ==========        ==========

Our total current liabilities as of December 31, 2014 were $15,720 as compared to total current liabilities of $12,982 as of December 31, 2013. The increase was immaterial and not outside the normal course of business.

OPERATING ACTIVITIES

Net cash used in operating activities was $326,239 for the year ended December 31, 2014 compared with net cash used in operating activities of $362,386 in the same period in 2013.

INVESTING ACTIVITIES

Net cash used in investing activities was $99,305 for the year ended December 31, 2014 compared to net cash used in investing activities of $16,709 in the same period in 2013.

FINANCING ACTIVITIES

Net cash used in financing activities was $2,500 for the year ended December 31, 2014 compared to $Nil in financing activities in the same period in 2013.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $Nil and $Nil was recorded in the years ended December 31, 2014 and 2013, respectively.

OFFICE LEASE

Our company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. Our company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          [KLJ & ASSOCIATES, LLP LOGO]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lithium Corporation

We have audited the accompanying balance sheet of Lithium Corporation as of December 31, 2014 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Lithium Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.


/s/ KLJ & Associates, LLP
-------------------------------------
KLJ & Associates, LLP
St. Louis Park, MN
March 10, 2015

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Lithium Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Lithium Corporation (the "Company") as of December 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Silberstein Ungar, PLLC
-------------------------------------
Bingham Farms, Michigan
March 20, 2014

                               LITHIUM CORPORATION
                                 Balance Sheets

                                                                        December 31,           December 31,
                                                                            2014                   2013
                                                                        ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    379,512           $    807,556
  Deposits                                                                       700                    700
  Prepaid expenses                                                            41,362                 22,401
                                                                        ------------           ------------
TOTAL CURRENT ASSETS                                                         421,574                830,657

OTHER ASSETS
  Investment                                                                  82,132                     --
  Mineral properties                                                         187,653                188,348
                                                                        ------------           ------------

TOTAL ASSETS                                                            $    691,359           $  1,019,005
                                                                        ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              $     15,720           $     12,982
                                                                        ------------           ------------
TOTAL CURRENT LIABILITIES                                                     15,720                 12,982
                                                                        ------------           ------------

TOTAL LIABILITIES                                                             15,720                 12,982
                                                                        ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.01;
   74,661,408 and 74,911,408 common shares issued and outstanding,
   respectively                                                               74,662                 74,912
  Additional paid in capital                                               3,368,453              3,370,703
  Additional paid in capital - options                                       159,301                120,578
  Additional paid in capital - warrants                                      257,949                257,949
  Accumulated deficit                                                     (3,184,726)            (2,818,119)
                                                                        ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                   675,639              1,006,023
                                                                        ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    691,359           $  1,019,005
                                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM CORPORATION
                            Statements of Operations

                                                         Year-Ended             Year-Ended
                                                        December 31,           December 31,
                                                            2014                   2013
                                                        ------------           ------------
REVENUE                                                 $         --           $         --
                                                        ------------           ------------
OPERATING EXPENSES
  Professional fees                                           48,768                 60,646
  Depreciation                                                    --                    162
  Exploration expenses                                        88,762                123,014
  Consulting fees                                             98,163                 72,663
  Insurance expense                                           11,658                 13,844
  Investor relations                                          29,605                 40,872
  Transfer agent and filing fees                               6,439                  8,595
  Travel                                                      20,208                 30,210
  Stock-based compensation                                    38,723                 16,642
  General and administrative expenses                         11,706                 11,989
                                                        ------------           ------------
TOTAL OPERATING EXPENSES                                     354,032                378,637
                                                        ------------           ------------

LOSS FROM OPERATIONS                                        (354,032)              (378,637)

OTHER INCOME (EXPENSES)
  Loss on investment                                         (17,868)                    --
  Other income                                                 5,000                     --
  Interest income                                                293                    380
                                                        ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                 (12,575)                   380
                                                        ------------           ------------

LOSS BEFORE INCOME TAXES                                    (366,607)              (378,257)

PROVISION FOR INCOME TAXES                                        --                     --
                                                        ------------           ------------

NET LOSS                                                $   (366,607)          $   (378,257)
                                                        ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED                   $      (0.00)          $      (0.01)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        74,724,130             74,804,168
                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM CORPORATION
                  Statements of Stockholders' Equity (Deficit)

                                                                      Additional   Additional
                                    Common Stock         Additional    Paid-in       Paid-in                       Total
                                --------------------      Paid-in      Capital -     Capital -   Accumulated    Stockholders'
                                Shares        Amount      Capital      Warrants      Options      Deficit          Equity
                                ------        ------      -------      --------      -------      -------          ------
Balance, December 31, 2012    74,661,408     $ 74,662   $ 3,292,348    $ 257,949    $ 174,041    $(2,439,862)    $1,359,138

Shares issued with respect
 to BC Sugar                     250,000          250         8,250           --           --             --          8,500
Issuance and modification of
 newly and previously issued
 options                              --           --            --           --       16,642             --         16,642
Expiration of stock options           --           --        70,105           --      (70,105)            --             --
Net loss                              --           --            --           --           --       (378,257)      (378,257)
                              ----------     --------   -----------    ---------    ---------    -----------     ----------

Balance, December 31, 2013    74,911,408       74,912     3,370,703      257,949      120,578     (2,818,119)     1,006,023

Stock based compensation              --           --            --           --       38,723             --         38,723
Cancellation of stock           (250,000)        (250)       (2,250)          --           --             --         (2,500)
Net loss                              --           --            --           --           --       (366,607)      (366,607)
                              ----------     --------   -----------    ---------    ---------    -----------     ----------

Balance, December 31, 2014    74,661,408     $ 74,662   $ 3,368,453    $ 257,949    $ 159,301    $(3,184,726)    $  675,639
                              ==========     ========   ===========    =========    =========    ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM CORPORATION
                            Statements of Cash Flows

                                                                           Year-Ended             Year-Ended
                                                                          December 31,           December 31,
                                                                              2014                   2013
                                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                                 $   (366,607)          $   (378,257)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Stock-based compensation                                                   38,723                 16,642
     Amortization                                                                   --                    162
     Loss on investment                                                         17,868                     --
  Changes in assets and liabilities:
     (Increase) in deposits                                                         --                   (700)
     (Increase) decrease in prepaid expenses                                   (18,961)                39,986
     Increase (decrease) in accounts payable and accrued liabilities             2,738                (40,219)
                                                                          ------------           ------------
Net Cash Used in Operating Activities                                         (326,239)              (362,386)
                                                                          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of long term investment                                            (100,000)                    --
  Interest in mineral properties                                                   695                (16,709)
                                                                          ------------           ------------
Net Cash Used in Investing Activities                                          (99,305)               (16,709)
                                                                          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITY:
  Repurchase of stock                                                           (2,500)                    --
                                                                          ------------           ------------
Net Cash Used in Financing Activities                                           (2,500)                    --
                                                                          ------------           ------------

Decrease in cash                                                              (428,044)              (379,095)
Cash, beginning of period                                                      807,556              1,186,651
                                                                          ------------           ------------

Cash, end of period                                                       $    379,512           $    807,556
                                                                          ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                  $         --           $         --
                                                                          ============           ============
  Cash paid for income taxes                                              $         --           $         --
                                                                          ============           ============
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                              $         --           $      8,500
                                                                          ============           ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2014 and 2013


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lithium Corporation (formerly Utalk Communications Inc.) (the "Company") was incorporated on January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

Nevada Lithium Corporation was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corporation. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corporation. By agreement dated October 9, 2009 Nevada Lithium Corporation and Lithium Corporation amalgamated as Lithium Corporation. Lithium Corporation is engaged in the acquisition and development of certain lithium interests in the state of Nevada, and flake graphite prospects in British Columbia and is currently in the exploration stage.

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

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2014 and 2013


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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the years ended December 31, 2014 and 2013, respectively.

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

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2014 and 2013


NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2014 and December 31, 2013:

                                          December 31,           December 31,
                                              2014                   2013
                                            --------               --------
Professional fees                           $     --               $  1,925
Bonds                                         23,361                 16,271
Transfer agent fees                            3,600                  1,800
Insurance                                      5,829                     --
Office Misc                                      700                  1,065
Investor relations                             7,872                  1,340
                                            --------               --------
Total prepaid expenses                      $ 41,362               $ 22,401
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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of December 31, 2014, the Company has recorded a loss on investment of $17,868.

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at December 31, 2014, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of December 31, 2014.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2014 and 2013


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The carrying value of the Mt. Heimdal property is $300 as of December 30, 2014.

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

Staked Properties

The Company has staked claims with various registries as summarized below:

                                                                      Net Carry
     Name                     Claims            Cost     Impairment     Value
     ----                     ------            ----     ----------     -----
San Emidio                20 (1,600 acres)    $ 11,438     $(5,719)    $ 5,719
Cherryville/BC Sugar    8019.41 (hectares)    $ 21,778     $   Nil     $21,778

The Company has recorded $14,392 as cost to the San Emidio property which represents the annual maintenance fees on the property for 2014.

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded during the period ended December 31, 2014.

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

There were 74,661,408 shares of common stock issued and outstanding as of December 31, 2014.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2014 and 2013


NOTE 5 - CAPITAL STOCK (CONTINUED)

Warrants

On November 18, 2014, 11,000,000 warrants exercisable at $0.15 expired.

The Company has no warrants outstanding as of December 31, 2014.

Stock Based Compensation

During the year ended December 31, 2010, the Company granted 500,000 consultants options at an exercise price of $0.28 and 400,000 options at an exercise price of $0.24 to consultants in exchange for various professional services. On May 31, 2012, the options granted with exercise prices of $0.28 and $0.24were modified to exercise prices at $0.07. The modification resulted in stock based compensation of $11,524. Also on May 31, 2012, the Company granted an additional 400,000 options to consultants for management services with an exercise price of $0.07. These options were vested on the date of grant and resulted in stock-based compensation of $23,891.On September 30, 2014, 250,000 options expired unexercised as a result of a director resigning from the Company.

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
Expected life of options              3 years             5 years

On November 12, 2014, the Company granted 700,000 options at an exercise price of $0.045 in exchange for various professional and managerial services. The fair value of these options was $38,723. The Company uses the Black-Scholes option valuation model to value stock options. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the remaining stock options are as follows:

Risk free interest rate                                    1.65%
Expected dividend yield                                       0%
Expected stock price volatility                             150%
Expected life of options                                  5 years

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2014 and 2013


NOTE 5 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation (continued)

The following table summarizes the stock options outstanding at September 30, 2014:

                                                                Outstanding at
   Issue Date         Number    Price       Expiry Date       December 31, 2014
   ----------         ------    -----       -----------       -----------------
September 23, 2010   250,000    $0.045   September 23, 2015       250,000
May 31, 2012         100,000    $0.045   May 31, 2017             100,000
March 15, 2013       200,000    $0.045   March 15, 2018           200,000
November 12, 2014    700,000    $0.045   November 12, 2019        700,000

Total stock-based compensation for the years ended December 31, 2014 and 2013 was $38,723 and $16,642, respectively.

NOTE 6 - INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $3,184,000 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

                                                   2014               2013
                                               ------------       ------------
Federal income tax benefit attributable to:
  Current operations                           $    111,481       $    122,950
  Less: valuation allowance                        (111,481)          (122,950)
                                               ------------       ------------
Net provision for Federal income taxes         $          0       $          0
                                               ============       ============

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2014 and 2013:

                                               December 31,       December 31,
                                                   2014               2013
                                               ------------       ------------
Deferred tax asset attributable to:
  Net operating loss carryover                 $  1,162,271       $  1,050,790
  Less: valuation allowance                      (1,162,271)        (1,050,790)
                                               ------------       ------------
Net deferred tax asset                         $          0       $          0
                                               ============       ============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,184,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2014 and 2013


NOTE 7 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those described below.

The Company entered into an extension of the Asset Purchase Agreement to sell its interests in the BC Sugar flake graphite property, as well as the San Emidio and Fish Lake Valley lithium - brine properties, to PATHION, Inc. Under the terms of the original agreement PATHION Inc. was to pay the Company an initial $1.25 million, and issue 500,000 common shares of PATHION stock at the closing. A further $1 million was to be held in escrow and paid out to the Company on the first anniversary of the closing of the deal. The agreement also laid the groundwork for continuing co-operation between the two companies moving forward. The companies anticipated that the agreement would close by the end of September 2014, however it was first extended until October 17, 2014. Under an extension effective Oct 17, 2014, PATHION would pay the Company $5,000 within 5 days of signing and issue 60,000 shares of restricted common stock, and pay the Company a further $10,000 on each monthly anniversary in November and December 2014 in order to extend the agreement until January 17, 2015.

On January 29, 2015, the Company gave notice to PATHION Inc. of the termination of the agreement due to the failure by PATHION to close the agreement according to the agreed upon schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about July 25, 2014, the principals of Silberstein Ungar, PLLC ("Silberstein"), the principal accountant for our company joined the accounting firm of KLJ & Associates, LLP ("KLJ"). As a result of the transaction, on July 25, 2014, Silberstein resigned as our independent registered public accounting firm and our company engaged KLJ as our independent registered public accounting firm. The engagement of KLJ was approved by our company's board of directors.

Silberstein's audit reports on the financial statements of our company for the fiscal years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audited financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2012 and December 31, 2013 contained a going concern qualification.

There were no disagreements between our company and Silberstein, during the fiscal years ended December 31, 2013 and 2012 and any subsequent interim periods through July 25, 2014 (date of resignation) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Silberstein, would have caused them to make reference to the subject matter of the disagreement in connection with its report. In addition, during that time there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Further, Silberstein has not advised our company that:

     (1) internal controls necessary to develop reliable financial statements did not exist; or
     (2) information has come to the attention of Silberstein which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or
     (3) the scope of the audit should be expanded significantly, or information has come to the attention of Silberstein that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2014.

On July 25, 2014 we engaged KLJ as our principal accountant to audit our financial statements as successor to Silberstein. During the fiscal years ended December 31, 2013 and 2012 or subsequent interim periods through July 25, 2014, we did not consult with KLJ regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did KLJ provide advice to our company, either written or oral, that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the fiscal years ended December 31, 2013 and 2012 or subsequent interim periods through July 25, 2014, we did not consult KLJ on any matter that was the subject of a disagreement or a reportable event (as those terms are defined in Item 304(a)(2) of Regulation S-K).

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

As of December 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                            Position Held                     Date First Elected
  Name                     with the Company          Age         or Appointed
  ----                     ----------------          ---         ------------
Tom Lewis                Director                    60        August 25, 2009

James Brown              Director                    51        December 19, 2012

Brian Goss               President, Treasurer,
                         Secretary and Director      36        May 30, 2014

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

TOM LEWIS - DIRECTOR

Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis has more than 38 years' experience in the oil and gas and mineral exploration industries. He has held various positions including project geologist, project manager, senior project geologist, and vice president exploration. He also was an integral member of the development team that explored, and developed the Cortez Hills deposit in Crescent Valley Nevada.

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

JAMES BROWN - DIRECTOR

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years' experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Altura Mining Limited (ASX: AJM) an Australian listed company focused on coal, lithium and iron ore exploration. Since his appointment as general manager in 2008 and subsequently managing director of Altura in September 2010, Mr. Brown has overseen the growth of Altura from $10 million to $86 million in market capitalization via successful capital raisings and acquisition of near term production projects such as Tabalong Coal (Indonesia), Altura Lithium (Western Australia) and Mt Webber Iron Ore (Western Australia). James is a member of the Australian Institute of Company Directors (MAICD).

BRIAN GOSS -PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

Brian Goss has acted as a director of our company since May 30, 2014. Mr. Goss was appointed as president, treasurer and secretary of our company on August 13, 2014. Mr. Goss served as president, chief executive officer, chief financial officer, treasurer and a director of Graphite Corp. July 9, 2012 through August 12, 2014. Mr. Goss graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003. Mr. Goss worked the 2002-2003 field seasons for Kennecott Exploration during the early exploration stages of the Eagle Project, a Duluth Type high grade nickel and copper deposit in Michigan's Upper Peninsula. At the end of 2003, he moved to Northeast Nevada to explore for Carlin Type gold deposits. From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company, Centerra Gold Inc., on the REN deposit where the exploration team drilled deep exploration holes using pre-collars with core tails to contribute to the expansion of the +1 million ounce gold deposit that was subsequently taken over by Barrick Gold. Mr. Goss also held several other project geologist positions before founding Rangefront Geological in early 2008. Mr. Goss has built Rangefront into a premier geological services company that caters to a large spectrum of clients in the mining and minerals exploration industries.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

                                            Number of
                                         Transactions Not
                    Number of Late     Reported on a Timely    Failure to File
   Name                Reports                Basis            Requested Forms
   ----                -------                -----            ---------------
Brian Goss(1)            1                     1                       0

John Hiner(1)            1                     2                       0

----------
(1) The insider was late filing a Form 4, Statement of Changes of Beneficial Ownership.

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

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended December 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

NOMINATION PROCESS

As of December 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                  Non-Equity      Nonqualified
 Name and                                                         Incentive         Deferred
 Principal                                  Stock      Option        Plan         Compensation     All Other
 Position      Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------      ----   ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Tom Lewis (1)  2014      Nil        Nil       Nil        Nil           Nil             Nil           95,670          95,670
Director and   2013      Nil        Nil       Nil        Nil           Nil             Nil           99,463(2)       99,463(2)
Former
President,
Treasurer and
Secretary

Brian Goss (3) 2014      Nil        Nil       Nil     27,659           Nil             Nil           21,000          48,659
President,     2013      Nil        Nil       Nil        Nil           Nil             Nil              Nil             Nil
Treasurer,
Secretary and
Director

----------
(1) Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014.
(2) Mr. Lewis provides consulting services to our company as needed in relation to administration, project generation, and exploration of our company's properties.
(3) Mr. Goss has acted as a director of our company since May 30, 2014 and was appointed as president, treasurer and secretary of our company on August 13, 2014.

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

2014 GRANTS OF PLAN-BASED AWARDS

On November 12, 2014, our company granted an aggregate of 700,000 stock options to directors and consultants of our company pursuant to our 2009 Stock Option Plan. The stock options are exercisable for five years from the date of grant at an exercise price of $0.045 per share.

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
Tom Lewis   250,000           Nil             Nil        $0.045  Sept. 23, 2015    Nil         Nil         Nil          Nil


Brian Goss  500,000           Nil             Nil        $0.045  Nov. 12, 2019     Nil         Nil         Nil          Nil

John
Hiner (1)       Nil           Nil             Nil        $0.045  Sept. 30, 2014    Nil         Nil         Nil          Nil

----------
(1) John Hiner resigned as a director and as vice president of exploration of our company on May 30, 2014. Consequently, his stock options expired on September 30, 2014, three months after his resignation. None these stock options were exercised.

OPTION EXERCISES AND STOCK VESTED

During our fiscal year ended December 31, 2014 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2014:

                              DIRECTOR COMPENSATION

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Tom Lewis (1)      Nil         Nil          Nil          Nil              Nil              Nil              Nil

John Hiner (2)     Nil         Nil          Nil          Nil              Nil              Nil              Nil

James Brown (3)    Nil         Nil          Nil          Nil              Nil              Nil              Nil

Brian Goss (4)     Nil         Nil       27,659          Nil              Nil              Nil           27,659

----------
(1) Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014.
(2) John Hiner resigned as vice president of exploration and as a director of our company on May 30, 2014.
(3) James Brown was appointed as a director of our company on December 19, 2012.
(4) Brian Goss has acted as a director of our company since May 30, 2014. Mr. Goss was appointed as president, treasurer and secretary of our company on August 13, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 20, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                             Amount and Nature of    Percentage
Name and Address of Beneficial Owner         Beneficial Ownership    of Class(1)
------------------------------------         --------------------    -----------
Tom Lewis (2)                                    10,250,000 (3)         13.68%
PO Box 2053                                      Common Shares
Richland, WA  99352

James Brown (4)                                         Nil                 0%
Apartment Pearl Garden, Unit No. Wp00606
Jl. Jen. Gatot Subroto Kav 5-7
Jakarta  12930 Indonesia

Brian Goss (5)(6)                                   500,000 (6)          0.67%
1031 Railroad Street
Suite 102B
Elko, NV  89801

Directors and Executive Officers as a Group      10,750,000             14.35%
                                               Common Shares
John Hiner
9443 Axlund Road                                  9,970,000             13.31%
Lynden, WA  98264                               Common Shares

Altura Lithium Pty. Ltd.
P.O. Box 4088
Springfield, Qld., 4300                          11,000,000             14.68%
Australia                                      Common Shares

Shareholders Holding Over 5%                     20,970,000             26.99%
                                               Common Shares

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 20, 2015. As of February 20, 2015 there were 74,911,408 shares of our company's common stock issued and outstanding.
(2) Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014.
(3) Includes options to acquire 250,000 shares of common stock by Mr. Lewis exercisable within 60 days.
(4) James Brown was appointed as a director of our company on December 19, 2012.
(5) Mr. Goss has acted as a director of our company since May 30, 2014 and was appointed as president, treasurer and secretary of our company on August 13, 2014.
(6) Includes options to acquire 500,000 shares of common stock by Mr. Goss exercisable within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

DIRECTOR INDEPENDENCE

We currently act with three directors, consisting of Tom Lewis, James Brown and Brian Goss.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                 Year Ended
                                 December 31, 2014       December 31, 2013
                                 -----------------       -----------------
Audit Fees                           $ 14,600                $ 15,350
Audit Related Fees                   $     --                $    850
Tax Fees                             $     --                $     --
All Other Fees                       $     --                $     --
                                     --------                --------
Total                                $ 14,600                $ 16,200
                                     ========                ========

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

Exhibit
Number                              Description
------                              -----------

10.7 Asset Purchase Agreement dated August 15, 2014 between our company and Pathion, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2014)

(14)     CODE OF ETHICS

14.1 Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

(21)     SUBSIDIARIES OF THE REGISTRANT

21.1     Nevada Lithium Corporation, a Nevada corporation

(31)     RULE 13A-14 (D)/15D-14D) CERTIFICATIONS

31.1* Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)     SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*     INTERACTIVE DATA FILE
101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               LITHIUM CORPORATION
                                                  (Registrant)


Dated: March 13, 2015               /s/ Brian Goss
                                    --------------------------------------------
                                    Brian Goss
                                    President, Treasurer, Secretary and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 13, 2015               /s/ Brian Goss
                                    --------------------------------------------
                                    Brian Goss
                                    President, Treasurer, Secretary and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)


Dated: March 13, 2015               /s/ Tom Lewis
                                    --------------------------------------------
                                    Tom Lewis
                                    Director


Dated: March 13, 2015               /s/ James Brown
                                    --------------------------------------------
                                    James Brown
                                    Director