Form 10-Q
period 2015-03-31
Lithium Corp
filed 2015-05-15
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2015
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
74,911,408 common shares issued and outstanding as of May 15, 2015.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               LITHIUM Corporation
                           Balance Sheets (Unaudited)


                                                                         March 31, 2015       December 31, 2014
                                                                         --------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $    307,696           $    379,512
  Deposits                                                                         700                    700
  Prepaid expenses                                                              33,517                 41,362
                                                                          ------------           ------------
Total  Current Assets                                                          341,913                421,574

OTHER ASSETS
  Investment                                                                    82,132                 82,132
  Mineral properties                                                           187,653                187,653
                                                                          ------------           ------------

TOTAL ASSETS                                                              $    611,698           $    691,359
                                                                          ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $      8,162           $     15,720
                                                                          ------------           ------------
TOTAL CURRENT LIABILITIES                                                        8,162                 15,720
                                                                          ------------           ------------

TOTAL LIABILITIES                                                                8,162                 15,720
                                                                          ------------           ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.01;
   74,661,408 and 74,661,408 common shares outstanding, respectively            74,662                 74,662
  Additional paid in capital                                                 3,368,453              3,368,453
  Additional paid in capital - options                                         159,301                159,301
  Additional paid in capital - warrants                                        257,949                257,949
  Accumulated deficit                                                       (3,256,829)            (3,184,726)
                                                                          ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                     603,536                675,639
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    611,698           $    691,359
                                                                          ============           ============

   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                      Statements of Operations (Unaudited)

                                                        Three Months           Three Months
                                                           Ended                  Ended
                                                       March 31, 2015         March 31, 2014
                                                       --------------         --------------
REVENUE                                                 $         --           $         --
                                                        ------------           ------------
OPERATING EXPENSES
  Professional fees                                           12,617                 11,362
  Exploration expenses                                        16,872                  7,222
  Consulting fees                                             24,900                 24,150
  Insurance expense                                            4,372                     --
  Investor relations                                           3,375                  7,235
  Transfer agent and filing fees                               2,275                    550
  Travel                                                       4,460                 12,480
  General and administrative expenses                          3,232                  3,396
                                                        ------------           ------------
TOTAL OPERATING EXPENSES                                      72,103                 66,395
                                                        ------------           ------------

LOSS FROM OPERATIONS                                         (72,103)               (66,395)

OTHER INCOME (EXPENSES)
  Interest income                                                 --                     94
                                                        ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                      --                     94
                                                        ------------           ------------

LOSS BEFORE INCOME TAXES                                     (72,103)               (66,301)

PROVISION FOR INCOME TAXES                                        --                     --
                                                        ------------           ------------

NET LOSS                                                $    (72,103)          $    (66,301)
                                                        ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED                   $      (0.00)          $      (0.00)
                                                        ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                        74,661,408             74,911,408
                                                        ============           ============

   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
            Statements of Stockholders' Equity (Deficit) (Unaudited)

                                                                     Additional    Additional
                                    Common Stock      Additional      Paid-in       Paid-in                        Total
                                ------------------     Paid-in        Capital -     Capital -    Accumulated    Stockholders'
                                Shares      Amount     Capital        Warrants      Options       Deficit          Equity
                                ------      ------     -------        --------      -------       -------          ------
Balance, December 31, 2012    74,661,408    $74,662   $3,292,348    $   257,949    $ 174,041    $(2,439,862)     $1,359,138

Shares issued with respect
 to BC Sugar                     250,000        250        8,250             --           --             --           8,500

Issuance and modification
 of newly and previously
 issued options                       --         --           --             --       16,642             --          16,642

Expiration of stock options           --         --       70,105             --      (70,105)            --              --

Net loss                              --         --           --             --           --       (378,257)       (378,257)
                              ----------    -------   ----------    -----------    ---------    -----------      ----------

Balance, December 31, 2013    74,911,408     74,912    3,370,703        257,949      120,578     (2,818,119)      1,006,023

Stock based compensation              --         --           --             --       38,723             --          38,723

Cancellation of stock           (250,000)      (250)      (2,250)            --           --             --          (2,500)

Net loss                              --         --           --             --           --       (366,607)       (366,607)
                              ----------    -------   ----------    -----------    ---------    -----------      ----------

Balance, December 31, 2014    74,661,408     74,662    3,368,453        257,949      159,301     (3,184,726)        675,639

Net loss                              --         --           --             --           --        (72,103)        (72,103)
                              ----------    -------   ----------    -----------    ---------    -----------      ----------

Balance, March 31, 2015       74,661,408    $74,662   $3,368,453    $   257,949    $ 159,301    $(3,256,829)     $  236,929
                              ==========    =======   ==========    ===========    =========    ===========      ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                      Statements of Cash Flows (Unaudited)

                                                        Three Months         Three Months
                                                           Ended                Ended
                                                       March 31, 2015       March 31, 2014
                                                       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                $  (72,103)          $  (66,301)
  Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                   7,845                2,183
    (Increase) decrease in prepaid expenses                   7,845
     accrued liabilities                                     (7,558)              (4,702)
                                                         ----------           ----------
Net Cash Used in Operating Activities                       (71,816)             (68,820)
                                                         ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit - other                                                --              (65,000)
  Interest in mineral properties                                 --                  695
                                                         ----------           ----------
Net Cash Used in Investing Activities                            --              (64,305)
                                                         ----------           ----------

Decrease in cash                                            (71,816)            (133,125)
Cash, beginning of period                                   379,512              807,556
                                                         ----------           ----------
Cash, end of period                                      $  307,696           $  674,431
                                                         ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                 $       --           $       --
                                                         ==========           ==========
  Cash paid for income taxes                             $       --           $       --
                                                         ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               Lithium Corporation
                  Notes to the Financial Statements (Unaudited)
                                 March 31, 2015

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

                               Lithium Corporation
                  Notes to the Financial Statements (Unaudited)
                                 March 31, 2015

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

NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2015 and December 31, 2014:

                                      March 31, 2015        December 31, 2014
                                      --------------        -----------------
Bonds                                    $ 23,361               $ 23,361
Transfer agent fees                         2,700                  3,600
Insurance                                   1,450                  5,829
Office Misc                                    --                    700
Investor relations                          6,006                  7,872
                                         --------               --------
Total prepaid expenses                   $ 33,517               $ 41,362
                                         ========               ========

                               Lithium Corporation
                  Notes to the Financial Statements (Unaudited)
                                 March 31, 2015

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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of March 31, 2015, the Company has recorded a loss on investment of $17,868.

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at March 31, 2015, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of March 31, 2015.

                               Lithium Corporation
                  Notes to the Financial Statements (Unaudited)
                                 March 31, 2015

NOTE 4 - MINERAL PROPERTIES (CONTINUED)

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The carrying value of the Mt. Heimdal property is $300 as of March 31, 2015.

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

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded during the period ended March 31, 2015.

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

There were 74,661,408 shares of common stock issued and outstanding as of March 31, 2015.

                               Lithium Corporation
                  Notes to the Financial Statements (Unaudited)
                                 March 31, 2015

NOTE 5 - CAPITAL STOCK (CONTINUED)

Warrants

The Company has no warrants outstanding as of March 31, 2015.

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
Expected life of options                      5 years

                               Lithium Corporation
                  Notes to the Financial Statements (Unaudited)
                                 March 31, 2015

NOTE 5 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation (continued)

The following table summarizes the stock options outstanding at March 31, 2015:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date        March 31, 2015
----------           ------      -----       -----------        --------------
September 23, 2010   250,000    $0.045      September 23, 2015      250,000
May 31, 2012         100,000    $0.045      May 31, 2017            100,000
March 15, 2013       200,000    $0.045      March 15, 2018          200,000
November 12, 2014    700,000    $0.045      November 12, 2019       700,000

NOTE 6 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

On August 31, 2009, we entered into a letter of intent with Nevada Lithium Corporation regarding a business combination which could be effected in one of several different ways, including an asset acquisition, merger of our company and Nevada Lithium, or a share exchange whereby we would purchase the shares of Nevada Lithium from its shareholders in exchange for restricted shares of our common stock.

Effective September 30, 2009, we effected a 1 old for 60 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 3,000,000,000 shares of common stock with a par value of $0.001 and our then issued and outstanding shares increased from 4,470,000 shares of common stock to 268,200,000 shares of common stock.

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

Our current operational focus is to conduct exploration activities on the Fish Lake Valley property and San Emidio prospects in Nevada and the BC Sugar property in British Columbia.

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

On February 20, 2015, our company signed a letter of intent with Kingsmere Mining Ltd., which is the preliminary step whereby Kingsmere, or their appointee, may choose to buy or option our company's lithium brine properties in Nevada. The letter allows for a due diligence and election period until April 1, 2015 with closing by April 15, 2015. The terms of the letter of intent with Kingsmere were subsequently extended to May 31, 2015. The terms of the arrangement are to be finalized should Kingsmere elect to move forward.

Our company intends to continue with our exploration/assessment of the Fish Lake Valley and San Emidio lithium brine properties in Nevada and on our BC Sugar flake graphite property in British Columbia, while determining further plans of action with respect to our Mount Heimdal flake graphite property in British

Columbia. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the "Howard Hughes" Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

MOUNT HEIMDAL FLAKE GRAPHITE PROPERTY

On April 15, 2013, we entered into a mining option agreement with, Tom Lewis, a director and former officer of our company, wherein we had the option to acquire a 100% interest in the Mount Heimdal Flake Graphite property in the Slocan Mining Division of British Columbia, Canada.

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

Prospecting work was performed on the Mount Heimdal property in June/July 2013 and several mineralized zones were noted here, the best of which graded 3.72% flake graphite. Although the work was encouraging it was decided that our company would be best served presently by focusing on the BC Sugar property. Our company negotiated an agreement with Tom Lewis, a director and former officer of our company, with Tom Lewis as the vendor of Mount Heimdal, whereby Mr. Lewis assigned his 100% interest in the property for a 2% net smelter royalty on any proceeds from future production from the property. In addition Mr. Lewis holds title to both the Mount Heimdal, and BC Sugar properties, in trust, for our company and will transfer all interest at such time as our company creates a subsidiary that is eligible to hold title in mineral properties in British Columbia.

In August 2014, an exploration crew was mobilized to explore the Mount Heimdal flake graphite property. The program focused on flake graphite mineralization discovered on the property during the brief program undertaken in 2013, while exploring other areas of the property that were felt to also be prospective for hosting flake graphite mineralization. No further significant mineralization was found, and our company is considering options for this property moving forward.

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. That work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work program was performed in September 2014 to ensure all claims in the package were in good standing prior to the anticipated sale of this asset to Pathion. Recommendations were made by the consulting geologist who wrote the assessment report with respect to trenching, and eventually drilling the Weather Station showing. Our company submitted a Notice of Work to the BC Government in early May 2015 to enable our company to conduct a program of excavator trenching, sampling and geological mapping on the Weather Station showing, and is currently awaiting approval. Also we signed an agreement with KLM Geosciences LLC of Las Vegas to conduct a short Ground Penetrating Radar (GPR) survey on the property in the Weather Station - Taylor Creek areas. The GPR survey is to commence approximately mid-May 2015.

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

Our company participated in the formation of Summa, which holds 88 fee-title patented lode claims, which cover approximately 1,191.3 acres of prospective mineral lands. Our company has recently signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. Our company's director, Tom Lewis, has been named as a managing member of Summa.

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

Kirkland's intent to advance these properties to a pre-feasibility study and initiate mine permitting. The Nye County Recorder's office only recently recorded title in favor of Summa LLC., so we are only now beginning to determine how best to capitalize on this asset.

We are currently exploring other locations which are believed to be prospective for hosting lithium or graphite mineralization, as well as evaluating opportunities brought to our company by third parties.

Additionally our company is looking to ramp up its generative program exploring for new deposits of next generation battery related materials.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

We had a net loss of $72,103 for the three month period ended March 31, 2015, which was $5,802 more than the net loss of $66,301 for the three month period ended March 31, 2014. The change in our results over the two periods is mainly a result of increased exploration expenses offset by a decrease in travel.

 The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2015 and 2014:

                                                                  Change Between
                                                                   Three Month
                                                                  Periods Ended
                                 Three Months    Three Months     March 31, 2015
                                    Ended           Ended              and
                                  March 31,       March 31,          March 31,
                                    2015            2014               2014
                                  --------        --------           --------
Professional fees                 $ 12,617        $ 11,362           $  1,255
Exploration expenses                16,872           7,222              9,650
Consulting fees                     24,900          24,150                750
Insurance expense                    4,372             Nil              4,372
Investor relations                   3,375           7,235             (3,860)
Transfer agent and filing fees       2,275             550              1,725
Travel                               4,460          12,480             (8,020)
General and administrative           3,232           3,396               (164)
Interest/Other (income) expense        Nil             (94)                94
                                  --------        --------           --------
Net loss                          $(72,103)       $(66,301)          $  5,802
                                  ========        ========           ========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2015 reflects current assets of $341,913. We had cash in the amount of $307,696 and working capital in the amount of $333,751 as of March 31, 2015. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                       At               At
                                                    March 31,       December 31,
                                                      2015             2014
                                                    --------         --------
Current assets                                      $341,913         $421,574
Current liabilities                                    8,162           15,720
                                                    --------         --------
Working capital                                     $333,751         $405,854
                                                    ========         ========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                         Three Months Ended
                                                              March 31,
                                                         2015           2014
                                                      ----------     ----------
Net cash (used in) operating activities               $  (71,816)    $  (68,820)
Net cash (used in) investing activities                      Nil        (64,305)
Net cash provided by (used in) financing activities          Nil            Nil
                                                      ----------     ----------
Net (decrease) in cash during period                  $  (71,816)    $ (133,125)
                                                      ==========     ==========

OPERATING ACTIVITIES

Net cash used in operating activities during the three months ended March 31, 2015 was $71,816, an increase of $2,996 from the $68,820 net cash outflow during the three months ended March 31, 2014.

INVESTING ACTIVITIES

Our company had no investing activities during the three months ended March 31, 2015.

Cash used in investing activities during the three months ended March 31, 2015 was $Nil, which was a $64,305 decrease from the $64,305 cash used in investing activities during the three months ended March 31, 2014. This decrease in the cash used in investing activities was primarily due to our company having no investing activities during the period.

FINANCING ACTIVITIES

Our company had no financing activities during the three months ended March 31, 2015 and 2014.

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
                                                              =======

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $307,696 as of March 31, 2015, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

FINANCIAL INSTRUMENTS

Our company's financial instruments consist of cash, deposits, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it our management's opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which our company has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the years ended December 31, 2014 and 2013, respectively.

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

                                         LITHIUM CORPORATION
                                            (Registrant)


Dated: May 15, 2015                      /s/ Brian Goss
                                         ---------------------------------------
                                         Brian Goss
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)