Form 10-Q
period 2015-06-30
Lithium Corp
filed 2015-08-14
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2015
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 000-54332


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                               98-0530295
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

1031 Railroad St. Ste. 102B, Elko, Nevada                           89801
 (Address of principal executive offices)                         (Zip Code)

                                 (775) 410-5287
              (Registrant's telephone number, including area code)

               5976 Lingering Breeze St., Las Vegas, Nevada 89148
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
74,911,408 common shares issued and outstanding as of August 10, 2015

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               Lithium Corporation
                                 Balance Sheets


                                                                          June 30, 2015         December 31, 2014
                                                                          -------------         -----------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                    $    240,472             $    379,512
  Deposits                                                                         700                      700
  Prepaid expenses                                                              42,886                   41,362
                                                                          ------------             ------------
Total Current Assets                                                           284,058                  421,574

OTHER ASSETS
  Investment                                                                    82,133                   82,132
  Mineral Rights                                                               187,653                  187,653
                                                                          ------------             ------------

TOTAL ASSETS                                                              $    553,844             $    691,359
                                                                          ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $      8,536             $     15,720
                                                                          ------------             ------------
TOTAL CURRENT LIABILITIES                                                        8,536                   15,720
                                                                          ------------             ------------

TOTAL LIABILITIES                                                                8,536                   15,720
                                                                          ------------             ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   74,661,408 and 74,661,408 common shares outstanding, respectively            74,662                   74,662
  Additional paid in capital                                                 3,368,453                3,368,453
  Additional paid in capital - options                                         159,301                  159,301
  Additional paid in capital - warrants                                        257,949                  257,949
  Accumulated deficit                                                       (3,315,057)              (3,184,726)
                                                                          ------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                                     545,308                  675,639
                                                                          ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    553,844             $    691,359
                                                                          ============             ============

   The accompanying notes are an integral part of these financial statements.

                               Lithium Corporation
                            Statements of Operations


                                                    Three Months       Three Months       Six Months        Six Months
                                                       ended              ended             ended             ended
                                                   June 30, 2015      June 30, 2014     June 30, 2015     June 30, 2014
                                                   -------------      -------------     -------------     -------------
REVENUE                                            $         --       $         --      $         --      $         --
                                                   ------------       ------------      ------------      ------------
OPERATING EXPENSES
  Professional fees                                       6,747             16,848            19,364            28,210
  Exploration expenses                                   10,922             17,579            27,794            24,801
  Consulting fees                                        21,300             21,375            46,200            45,525
  Insurance expense                                       4,266              2,915             8,638             2,915
  Investor relations                                      2,685             11,380             6,060            18,615
  Transfer agent and filing fees                          3,705              1,354             5,980             1,904
  Travel                                                  6,094              1,078            10,554            13,558
  General and administrative expenses                     2,623              1,938             5,855             5,334
                                                   ------------       ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                 58,342             74,467           130,445           140,862
                                                   ------------       ------------      ------------      ------------

LOSS FROM OPERATIONS                                    (58,342)           (74,467)         (130,445)         (140,862)

OTHER INCOME (EXPENSES)
  Interest income                                           114                 70               114               164
                                                   ------------       ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                                114                 70               114               164
                                                   ------------       ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                                (58,228)           (74,397)         (130,331)         (140,698)

PROVISION FOR INCOME TAXES                                   --                 --                --                --
                                                   ------------       ------------      ------------      ------------

NET LOSS                                           $    (58,228)      $    (74,397)     $   (130,331)     $   (140,698)
                                                   ============       ============      ============      ============

NET LOSS PER SHARE: BASIC AND DILUTED              $      (0.00)      $      (0.00)     $      (0.00)     $      (0.00)
                                                   ============       ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                   74,661,408         74,661,408        74,661,408        74,683,507
                                                   ============       ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                               Lithium Corporation
                  Statements of Stockholders' Equity (Deficit)

                                                                     Additional    Additional
                                    Common Stock      Additional      Paid-in       Paid-in                        Total
                                ------------------     Paid-in        Capital -     Capital -    Accumulated    Stockholders'
                                Shares      Amount     Capital        Warrants      Options       Deficit          Equity
                                ------      ------     -------        --------      -------       -------          ------
Balance, December 31, 2012    74,661,408    $74,662    $3,292,348     $257,949      $174,041    $(2,439,861)     $1,359,139

Shares issued with respect
 to BC Sugar                     250,000        250         8,250           --            --             --           8,500
Issuance and modification
 of newly and previously
 issued options                       --         --            --           --        16,642             --          16,642
Expiration of stock options           --         --        70,105           --       (70,105)            --              --
Net loss                              --         --            --           --            --       (378,257)       (378,257)
                              ----------    -------    ----------     --------      --------    -----------      ----------

Balance, December 31, 2013    74,911,408     74,912     3,370,703      257,949       120,578     (2,818,118)      1,006,024

Stock based compensation              --         --            --           --        38,723             --          38,723
Cancellation of stock           (250,000)      (250)       (2,250)          --            --             --          (2,500)
Net loss                              --         --            --           --            --       (366,608)       (366,608)
                              ----------    -------    ----------     --------      --------    -----------      ----------

Balance, December 31, 2014    74,661,408     74,662     3,368,453      257,949       159,301     (3,184,726)        675,639

Net loss                              --         --            --           --            --       (130,331)       (130,331)
                              ----------    -------    ----------     --------      --------    -----------      ----------

Balance, June 30, 2015        74,661,408    $74,662    $3,368,453     $257,949      $159,301    $(3,315,057)     $  545,308
                              ==========    =======    ==========     ========      ========    ===========      ==========

   The accompanying notes are an integral part of these financial statements.

                               Lithium Corporation
                            Statements of Cash Flows


                                                                Six Months             Six Months
                                                                  Ended                  Ended
                                                              June 30, 2015          June 30, 2014
                                                              -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                       $(130,331)             $(140,698)
  Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                        (1,525)               (10,708)
    Increase (decrease) in accounts payable and
     accrued liabilities                                           (7,184)                 5,936
                                                                ---------              ---------
Net Cash Used in Operating Activities                            (139,040)              (145,470)
                                                                ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit - other                                                      --                     --
  Purchase of long term investment                                     --               (100,000)
  Interest in mineral properties                                       --                 (6,395)
                                                                ---------              ---------
Net Cash Used in Investing Activities                                  --               (106,395)
                                                                ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITY:
  Repurchase of stock                                                  --                 (2,500)
                                                                ---------              ---------
Net Cash Used in Financing Activities                                  --                 (2,500)
                                                                ---------              ---------

Decrease in cash                                                 (139,040)              (254,365)
Cash, beginning of period                                         379,512                807,556
                                                                ---------              ---------
Cash, end of period                                             $ 240,472              $ 553,191
                                                                =========              =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                        $      --              $      --
                                                                =========              =========
  Cash paid for income taxes                                    $      --              $      --
                                                                =========              =========

   The accompanying notes are an integral part of these financial statements.

                               Lithium Corporation
                        Notes to the Financial Statements
                                  June 30, 2015

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

                               Lithium Corporation
                        Notes to the Financial Statements
                                  June 30, 2015

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

Office Lease
The Company rents office space in Elko, Nevada for $350 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

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

NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2015 and December 31, 2014:

                                         June 30, 2015       December 31, 2014
                                         -------------       -----------------
Bonds                                      $ 23,361               $ 23,361
Transfer agent fees                           1,800                  3,600
Insurance                                    14,080                  5,829
Office Misc                                      --                    700
Investor relations                            3,645                  7,872
                                           --------               --------
Total prepaid expenses                     $ 42,886               $ 41,362
                                           ========               ========

                               Lithium Corporation
                        Notes to the Financial Statements
                                  June 30, 2015

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

The Company participated in the formation of Summa, which holds 88 fee-title patented lode claims, which cover approximately 1,191.3 acres of prospective mineral lands. The Company has recently signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. The Company's Director and former President, Tom Lewis, has been named as a managing member of Summa.

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of June 30, 2015, the Company has recorded a loss on investment of $17,868.

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at June 30, 2015, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of June 30, 2015.

                               Lithium Corporation
                        Notes to the Financial Statements
                                  June 30, 2015

NOTE 4 - MINERAL PROPERTIES (CONTINUED)

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The carrying value of the Mt. Heimdal property is $300 as of June 30, 2015.

BC Sugar Property

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

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded during the period ended June 30, 2015.

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

There were 74,661,408 shares of common stock issued and outstanding as of June 30, 2015.

                               Lithium Corporation
                        Notes to the Financial Statements
                                  June 30, 2015

NOTE 5 - CAPITAL STOCK (CONTINUED)

Warrants

The Company has no warrants outstanding as of June 30, 2015.

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
Expected life of options                  5 years

                               Lithium Corporation
                        Notes to the Financial Statements
                                  June 30, 2015

NOTE 5 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation (continued)

The following table summarizes the stock options outstanding at June 30, 2015:

                                                                  Outstanding at
Issue Date             Number     Price        Expiry Date        June 30, 2015
----------             ------     -----        -----------        -------------
September 23, 2010     250,000    $0.045    September 23, 2015       250,000
May 31, 2012           100,000    $0.045    May 31, 2017             100,000
March 15, 2013         200,000    $0.045    March 15, 2018           200,000
November 12, 2014      700,000    $0.045    November 12, 2019        700,000

NOTE 6 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Effective August 15, 2014, we entered into an asset purchase agreement with Pathion, Inc., a Delaware corporation, and Pathion Mining Inc., a Nevada corporation. Pursuant to the Agreement, we agreed to sell to Pathion, Inc. and Pathion Mining, our rights, interests and assets relating to our Fish Lake Valley, San Emidio and BC Sugar properties. The asset purchase agreement was set to close at the end of September 2014, but was extended to October 17, 2014 by mutual agreement, and was further extended until January 19, 2015. After Pathion failed to close the agreement within the agreed upon extended timeframe, we gave notice on January 27, 2015 of the termination of the asset purchase agreement entered into on August 15, 2014.

On February 20, 2015, our company signed a letter of intent with Kingsmere Mining Ltd., which is the preliminary step whereby Kingsmere, or their appointee, may choose to buy or option our company's lithium brine properties in Nevada. The letter allows for a due diligence and election period until April 1, 2015 with closing by April 15, 2015. The terms of the letter of intent with Kingsmere were subsequently extended to May 31, 2015. Our company and Kingsmere were not able to reach an agreement and a press release notifying the public was issued on June 23, 2015.

Our company intends to continue the exploration/assessment of the Fish Lake Valley and San Emidio lithium brine properties in Nevada and on our BC Sugar flake graphite property in British Columbia, while determining further plans of action with respect to our Mount Heimdal flake graphite property in British Columbia. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the "Howard Hughes" Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. That work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work program was performed in September 2014 to ensure all claims in the package were in good standing prior to the anticipated sale of this asset to Pathion. Recommendations were made by the consulting geologist who wrote the assessment report with respect to trenching, and eventually drilling the Weather Station showing. Our company submitted a Notice of Work to the BC Government in early May 2015 to enable our company to conduct a program of excavator trenching, sampling and geological mapping on the Weather Station showing, and is currently awaiting approval. Also we signed an agreement with KLM Geosciences LLC of Las Vegas to conduct a short Ground Penetrating Radar (GPR) survey on the property in the Weather Station - Taylor Creek areas. The GPR survey as well as a GEM-2 electromagnetic (EM) survey took place in approximately mid-May 2015. The GPR survey did not provide useful data because of the moisture saturation in the shallow subsurface. The EM survey successfully generated an anomaly over known mineralization as well as extended the anomaly to the west under an area of cover consisting of glacial/fluvial till. Lithium Corporation is pleased with the results of the EM survey and is considering modifying our work plans to include additional work that builds on the results of this survey.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2014

We had a net loss of $58,228 for the three month period ended June 30, 2015, which was $16,169 less than the net loss of $74,397 for the three month period ended June 30, 2014. The change in our results over the two periods is primarily the result of decreases in professional fees, exploration expenses and investor relations expense.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2015 and 2014:

                                                                  Change Between
                                                                    Three Month
                                                                   Period Ended
                                  Three Months    Three Months     June 30, 2015
                                     Ended           Ended             and
                                    June 30,        June 30,         June 30,
                                      2015            2014             2014
                                    --------        --------         --------
Professional fees                   $  6,747        $ 16,848         $(10,101)
Exploration expenses                  10,922          17,579           (6,657)
Consulting fees                       21,300          21,375              (75)
Insurance expense                      4,266           2,915            1,351
Investor relations                     2,685          11,380           (8,695)
Transfer agent and filing fees         3,705           1,354            2,351
Travel                                 6,094           1,078            5,016
General and administrative             2,623           1,938              685
Interest/Other income                   (114)            (70)             (44)
                                    --------        --------         --------
Net loss                            $(58,228)       $(74,397)        $(16,169)
                                    ========        ========         ========

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

We had a net loss of $130,331 for the six month period ended June 30, 2015, which was $10,367 less than the net loss of $140,698 for the six month period ended June 30, 2014. The change in our results over the two periods is primarily the result of decreased spending while pursuing financing and/or joint venture deals to explore our properties.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2015 and 2014:

                                                                  Change Between
                                                                    Six Month
                                                                   Period Ended
                                   Six Months      Six Months     June 30, 2015
                                     Ended           Ended             and
                                    June 30,        June 30,         June 30,
                                      2015            2014             2014
                                   ----------      ----------       ----------
Professional fees                  $   19,364      $   28,210       $   (8,846)
Exploration expenses                   27,794          24,801            2,993
Consulting fees                        46,200          45,525              675
Insurance expense                       8,638           2,915            5,723
Investor relations                      6,060          18,615          (12,555)
Transfer agent and filing fees          5,980           1,904            4,076
Travel                                 10,554          13,558           (3,004)
General and administrative              5,855           5,334              521
Interest/Other income                    (114)           (164)              50
                                   ----------      ----------       ----------
Net loss                           $ (130,331)     $ (140,698)      $   10,367
                                   ==========      ==========       ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2015 reflects current assets of $284,058. We had cash in the amount of $240,472 and working capital in the amount of $275,522 as of June 30, 2015. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                         At             At
                                                      June 30,      December 31,
                                                        2015           2014
                                                     ----------     ----------
Current assets                                       $  284,058     $  421,574
Current liabilities                                       8,536         15,720
                                                     ----------     ----------
Working capital                                      $  275,522     $  405,854
                                                     ==========     ==========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                         Six Months Ended
                                                              June 30,
                                                        2015            2014
                                                     ----------      ----------
Net cash (used in) operating activities              $ (139,040)     $ (145,470)
Net cash (used in) investing activities                      --        (106,395)
Net cash provided by (used in) financing activities          --          (2,500)
                                                     ----------      ----------
Net (decrease) in cash during period                 $ (139,040)     $ (254,365)
                                                     ==========      ==========

OPERATING ACTIVITIES

Net cash used in operating activities during the six months ended June 30, 2015 was $139,040, an increase of $6,431 from the $145,470 net cash outflow during the six months ended June 30, 2014.

INVESTING ACTIVITIES

Our company had no investing activities during the six months ended June 30, 2015.

Cash used in investing activities during the six months ended June 30, 2015 was $Nil, which was a $100% decrease from the $106,395 cash used in investing activities during the six months ended June 30, 2014.

FINANCING ACTIVITIES

Cash used in financing activities during the six months ended June 30, 2015 was $Nil as compared to $2,500 in cash provided by financing activities during the six months ended June 30, 2014.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

            Estimated Net Expenditures During The Next Twelve Months

     General and administrative expenses                          $150,000
     Exploration expenses                                          100,000
     Travel                                                         30,000
                                                                  --------
     TOTAL                                                        $280,000
                                                                  ========

To date we have relied on proceeds from the sale of our shares and on loans from our sole director and officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $240,473 as of June 30, 2015, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

OFFICE LEASE

Our company rents office space in Las Vegas, Nevada for $350 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

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

(3)      ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007)

3.2 Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007)

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

Exhibit
Number                             Description
------                             -----------

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: August 14, 2015                   /s/ Brian Goss
                                         ---------------------------------------
                                         Brian Goss
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)