Form 10-Q
period 2015-09-30
Lithium Corp
filed 2015-11-06
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2015
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
74,911,408 common shares issued and outstanding as of November 2, 2015

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               Lithium Corporation
                      Condensed Balance Sheets (Unaudited)

                                                                           September 30,          December 31,
                                                                               2015                   2014
                                                                           ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    174,717           $    379,512
  Deposits                                                                          700                    700
  Prepaid expenses                                                               38,589                 41,362
                                                                           ------------           ------------
Total Current Assets                                                            214,006                421,574

OTHER ASSETS
  Investment                                                                     87,132                 82,132
  Mineral rights                                                                187,653                187,653
                                                                           ------------           ------------

TOTAL ASSETS                                                               $    488,791           $    691,359
                                                                           ============           ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $      3,310           $     15,720
                                                                           ------------           ------------
TOTAL CURRENT LIABILITIES                                                         3,310                 15,720
                                                                           ------------           ------------

TOTAL LIABILITIES                                                                 3,310                 15,720
                                                                           ------------           ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   74,661,408 and 74,661,408 common shares outstanding, respectively             74,662                 74,662
  Additional paid in capital                                                  3,368,453              3,368,453
  Additional paid in capital - options                                          159,301                159,301
  Additional paid in capital - warrants                                         257,949                257,949
  Accumulated deficit                                                        (3,374,884)            (3,184,726)
                                                                           ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                      485,481                675,639
                                                                           ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    488,791           $    691,359
                                                                           ============           ============

   The accompanying notes are an integral part of these financial statements.

                               Lithium Corporation
                 Condensed Statements of Operations (Unaudited)

                                                 Three Months       Three Months       Nine Months        Nine Months
                                                     ended             ended              ended              ended
                                                 September 30,     September 30,      September 30,      September 30,
                                                     2015               2014               2015              2014
                                                 ------------       ------------       ------------      ------------
REVENUE                                          $         --       $         --       $         --      $         --
                                                 ------------       ------------       ------------      ------------
OPERATING EXPENSES
  Professional fees                                     6,104              8,372             25,468            36,582
  Exploration expenses                                 24,025             54,661             51,819            79,462
  Consulting fees                                      19,000             29,338             65,200            74,863
  Insurance expense                                     4,225              4,371             12,863             7,286
  Investor relations                                    3,675              8,314              9,735            26,929
  Transfer agent and filing fees                          930              1,615              6,910             3,519
  Travel                                                  510              3,829             11,064            17,387
  General and administrative expenses                   1,394              3,439              7,249             8,773
                                                 ------------       ------------       ------------      ------------
TOTAL OPERATING EXPENSES                               59,863            113,939            190,308           254,801
                                                 ------------       ------------       ------------      ------------

LOSS FROM OPERATIONS                                  (59,863)          (113,939)          (190,308)         (254,801)

OTHER INCOME (EXPENSES)
  Loss on investment                                       --            (17,868)                --           (17,868)
  Interest income                                          36                 64                150               228
                                                 ------------       ------------       ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                               36            (17,804)               150           (17,640)
                                                 ------------       ------------       ------------      ------------

LOSS BEFORE INCOME TAXES                              (59,827)          (131,743)          (190,158)         (272,441)

PROVISION FOR INCOME TAXES                                 --                 --                 --                --
                                                 ------------       ------------       ------------      ------------

NET LOSS                                         $    (59,827)      $   (131,743)      $   (190,158)     $   (272,441)
                                                 ============       ============       ============      ============

NET LOSS PER SHARE: BASIC AND DILUTED            $      (0.00)      $      (0.00)      $      (0.00)     $      (0.00)
                                                 ============       ============       ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                 74,661,408         74,661,408         74,661,408        74,676,060
                                                 ============       ============       ============      ============


   The accompanying notes are an integral part of these financial statements.

                                  LITHIUM Corp.
                  Statements of Stockholders' Equity (Deficit)

                                                                     Additional    Additional
                                    Common Stock      Additional      Paid-in       Paid-in                        Total
                                ------------------     Paid-in        Capital -     Capital -    Accumulated    Stockholders'
                                Shares      Amount     Capital        Warrants      Options       Deficit          Equity
                                ------      ------     -------        --------      -------       -------          ------
Balance, December 31, 2012    74,661,408    $74,662    $3,292,348     $257,949      $174,041    $(2,439,861)     $1,359,139

Shares issued with respect
 to BC Sugar                     250,000        250         8,250           --            --             --           8,500
Issuance and modification
 of newly and previously
 issued options                       --         --            --           --        16,642             --          16,642
Expiration of stock options           --         --        70,105           --       (70,105)            --              --
Net loss                              --         --            --           --            --       (378,257)       (378,257)
                              ----------    -------    ----------     --------      --------    -----------      ----------

Balance, December 31, 2013    74,911,408     74,912     3,370,703      257,949       120,578     (2,818,119)      1,006,023

Stock based compensation              --         --            --           --        38,723             --          38,723
Cancellation of stock           (250,000)      (250)       (2,250)          --            --             --          (2,500)
Net loss                              --         --            --           --            --       (366,607)       (366,607)
                              ----------    -------    ----------     --------      --------    -----------      ----------

Balance, December 31, 2014    74,661,408     74,662     3,368,453      257,949       159,301     (3,184,726)        675,639

Net loss                              --         --            --           --            --       (190,158)       (190,158)
                              ----------    -------    ----------     --------      --------    -----------      ----------

Balance, September 30, 2015   74,661,408    $74,662    $3,368,453     $257,949      $159,301    $(3,374,884)     $  485,481
                              ==========    =======    ==========     ========      ========    ===========      ==========


   The accompanying notes are an integral part of these financial statements.

                               Lithium Corporation
                 Condensed Statements of Cash Flows (Unaudited)

                                                                  Nine Months           Nine Months
                                                                     ended                ended
                                                                  September 30,        September 30,
                                                                      2015                 2014
                                                                   ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                          $ (190,158)          $ (272,441)
  Adjustments to reconcile non-cash items used
   in operating expenses
     Loss on investment                                                17,868
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                            2,773               (6,933)
     Increase (decrease) in accounts payable and
      accrued liabilities                                             (12,410)               8,114
                                                                   ----------           ----------
Net Cash Used in Operating Activities                                (199,795)            (253,392)
                                                                   ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit - other                                                          --                   --
  Purchase of long term investment                                     (5,000)            (100,000)
  Interest in mineral properties                                           --               (6,395)
                                                                   ----------           ----------
Net Cash Used in Investing Activities                                  (5,000)            (106,395)
                                                                   ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITY:
  Repurchase of stock                                                      --               (2,500)
                                                                   ----------           ----------
Net Cash Used in Financing Activities                                      --               (2,500)
                                                                   ----------           ----------

Decrease in cash                                                     (204,795)            (362,287)
Cash, beginning of period                                             379,512              807,556
                                                                   ----------           ----------
Cash, end of period                                                $  174,717           $  445,269
                                                                   ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                           $       --           $       --
                                                                   ==========           ==========
  Cash paid for income taxes                                       $       --           $       --
                                                                   ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                               Lithium Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2015 (Unaudited)


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

                               Lithium Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2015 (Unaudited)


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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

                               Lithium Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2015 (Unaudited)


NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2015 and December 31, 2014:

                                        September 30,          December 31,
                                            2015                   2014
                                          --------               --------
Bonds                                     $ 26,061               $ 23,361
Transfer agent fees                            900                  3,600
Insurance                                    9,858                  5,829
Office Misc                                     --                    700
Investor relations                           1,770                  7,872
                                          --------               --------
Total prepaid expenses                    $ 38,589               $ 41,362
                                          ========               ========

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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of September 30, 2015, the Company has recorded a loss on investment of $17,868.

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

                               Lithium Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2015 (Unaudited)


NOTE 5 - MINERAL PROPERTIES (CONTINUED)

As at September 30, 2015, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,856 as of September 30, 2015.

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The carrying value of the Mt. Heimdal property is $300 as of September 30, 2015.

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

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. No impairment charges were recorded during the period ended September 30, 2015.

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

There were 74,661,408 shares of common stock issued and outstanding as of September 30, 2015.

                               Lithium Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2015 (Unaudited)


NOTE 6 - CAPITAL STOCK (CONTINUED)

Warrants

The Company has no warrants outstanding as of September 30, 2015.

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
Expected life of options                                     5 years

                               Lithium Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2015 (Unaudited)


NOTE 6 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation (continued)

The following table summarizes the stock options outstanding at September 30, 2015:

                                                                Outstanding at
Issue Date           Number     Price        Expiry Date      September 30, 2015
----------           ------     -----        -----------        -------------
May 31, 2012         100,000    $0.045     May 31, 2017            100,000
March 15, 2013       200,000    $0.045     March 15, 2018          200,000
November 12, 2014    700,000    $0.045     November 12, 2019       700,000

NOTE 7 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. During the Quarter ended September 30, 2015, our company contributed an additional $5,000 to Summa, LLC.

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. That work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work program was performed in September 2014 to ensure all claims in the package were in good standing prior to the anticipated sale of this asset to Pathion. Recommendations were made by the consulting geologist who wrote the assessment report with respect to trenching, and eventually drilling the Weather Station showing. Our company submitted a Notice of Work to the BC Government in early May 2015 to enable our company to conduct a program of excavator trenching, sampling and geological mapping on the Weather Station showing. In May of 2015 we signed an agreement with KLM Geosciences LLC of Las Vegas to conduct a short Ground Penetrating Radar (GPR) survey on the property in the Weather Station - Taylor Creek areas. The GPR survey as well as a GEM-2 electromagnetic (EM) survey took place in approximately mid-May 2015. The GPR survey did not provide useful data because of the moisture saturation in the shallow subsurface. The EM survey successfully generated an anomaly over known mineralization as well as extended the anomaly to the west under an area of cover consisting of glacial/fluvial till. Lithium Corporation is pleased with the results of the EM survey and is considering modifying our work plans to include additional work that builds on the results of this survey. In August of 2015 our Notice of Work for trenching was approved by the BC Government and in October we commenced work. A trench of 265.76 feet (81 meters) was excavated and graphitic gneiss was mapped and sampled. The company is currently waiting for the assay results of the sampling to confirm the grade and length of the graphite mineralization intersected. Our company judges these results as a technical success and at this time further exploration is justified. We plan to use the results of the trench sampling to plan the future work plans.

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

We are currently  pursuing other properties which are believed to be prospective
for  hosting  lithium  or  graphite   mineralization,   as  well  as  evaluating
opportunities brought to our company by third parties.

Additionally our company is looking to ramp up its generative program exploring for new deposits of next generation battery related materials.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

We had a net loss of $59,827 for the three month period ended September 30, 2015, which was $71,916 less than the net loss of $131,743 for the three month period ended September 30, 2014. The change in our results over the two periods is a result of a decrease in exploration expenses, consulting fees, investor relations and travel.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2015 and 2014:

                                                               Change Between
                                                              Three Month Period
                                                                   Ended
                                Three Months   Three Months   September 30, 2015
                                   Ended          Ended             and
                                September 30,  September 30,    September 30,
                                    2015           2014             2014
                                 ----------     ----------       ----------
Professional fees                $    6,104     $    8,372       $   (2,268)
Exploration expenses                 24,025         54,661          (30,636)
Consulting fees                      19,000         29,338          (10,338)
Insurance expense                     4,225          4,371             (146)
Investor relations                    3,675          8,314           (4,639)
Transfer agent and filing fees          930          1,615             (685)
Travel                                  510          3,829           (3,319)
General and administrative            1,394          3,439           (2,045)
Loss on investment                       --         17,868          (17,868)
Interest/Other (income) expense         (36)           (64)              28
                                 ----------     ----------       ----------
Net loss                         $  (59,827)    $ (131,743)      $  (71,916)
                                 ==========     ==========       ==========

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

We had a net loss of $190,158 for the nine month period ended September 30, 2015, which was $82,283 less than the net loss of $272,441 for the nine month period ended September 30, 2014. The change in our results over the two periods is primarily the result of decreases in exploration expenses, consulting fees, investor relations and travel.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2015 and 2014:

                                                               Change Between
                                                              Nine Month Period
                                                                   Ended
                                Nine Months    Nine Months   September 30, 2015
                                   Ended          Ended             and
                                September 30,  September 30,    September 30,
                                    2015           2014             2014
                                 ----------     ----------       ----------
Professional fees                $   25,468     $   36,582       $  (11,114)
Exploration expenses                 51,819         79,462          (27,643)
Consulting fees                      65,200         74,863           (9,663)
Insurance expense                    12,863          7,286            5,577
Investor relations                    9,735         26,929          (17,194)
Transfer agent and filing fees        6,910          3,519            3,391
Travel                               11,064         17,387           (6,323)
General and administrative            7,249          8,773           (1,524)
Loss on investment                       --         17,868          (17,868)
Interest/Other income                  (150)          (228)              78
                                 ----------     ----------       ----------
Net loss                         $ (190,158)    $ (272,441)      $  (82,283)
                                 ==========     ==========       ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2015 reflects current assets of $214,006. We had cash in the amount of $174,717 and working capital in the amount of $210,696 as of September 30, 2015. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                      At               At
                                                 September 30,     December 31,
                                                     2015             2014
                                                   --------         --------
Current assets                                     $214,006         $421,574
Current liabilities                                   3,310           15,720
                                                   --------         --------
Working capital                                    $210,696         $405,854
                                                   ========         ========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                        2015           2014
                                                     ----------     ----------
Net cash (used in) operating activities              $ (199,795)    $ (253,392)
Net cash (used in) investing activities                  (5,000)      (106,395)
Net cash provided by (used in) financing activities          --         (2,500)
                                                     ----------     ----------
Net (decrease) in cash during period                 $ (204,795)    $ (362,287)
                                                     ==========     ==========

OPERATING ACTIVITIES

Net cash used in operating activities during the nine months ended September 30, 2015 was $199,795, a decrease of $53,597 from the $253,392 net cash outflow during the nine months ended September 30, 2014.

INVESTING ACTIVITIES

The  primary  driver  of  cash  used  in  investing   activities  was  continued
expenditures related to the acquisition and maintenance of resource properties.

Cash used in investing activities during the nine months ended September 30, 2015 was $5,000, which was a $101,395 decrease from the $106,395 cash used in investing activities during the nine months ended September 30, 2014. The decrease was a result of our company not requiring to spend funds to acquire an investment in the current period when compared to the same period in 2014.

FINANCING ACTIVITIES

Cash used in financing activities during the nine months ended September 30, 2015 was $0 as compared to $2,500 in cash provided by financing activities during the nine months ended September 30, 2014.

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
                                                          ========

To date we have relied on proceeds from the sale of our shares and on loans from our sole officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $174,717 as of September 30, 2015, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

                                         LITHIUM CORPORATION
                                         (Registrant)


Dated: November 5, 2015                  /s/ Brian Goss
                                         ---------------------------------------
                                         Brian Goss
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)