Form 10-K
period 2015-12-31
Lithium Corp
filed 2016-03-30
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ___________

                        Commission file number 000-54332


                               LITHIUM CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                              98-0530295
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1031 Railroad St, Suite 102B., Elko, Nevada                        89801
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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $2,996,456.32 based on a $0.04 closing price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 77,611,408 common shares as of March 29, 2016.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Item 1.  Business                                                              3

Item 1A. Risk Factors                                                          5

Item 1B. Unresolved Staff Comments                                             9

Item 2.  Properties                                                            9

Item 3.  Legal Proceedings                                                    14

Item 4.  Mine Safety Disclosures                                              14

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            14

Item 6.  Selected Financial Data                                              17

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           22

Item 8.  Financial Statements and Supplementary Data                          23

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 36

Item 9A. Controls and Procedures                                              36

Item 9B. Other Information                                                    37

Item 10. Directors, Executive Officers and Corporate Governance               37

Item 11. Executive Compensation                                               41

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          44

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         46

Item 14. Principal Accounting Fees and Services                               46

Item 15. Exhibits, Financial Statement Schedules                              47

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Lithium Corporation, unless otherwise indicated.

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $10,000 to Summa, LLC.

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

On  February  20,  2015,  our company  signed a letter of intent with  Kingsmere
Mining Ltd., which is the preliminary step whereby Kingsmere, or their appointee, may choose to buy or option our company's lithium brine properties in Nevada. The letter allowed for a due diligence and election period until April 1, 2015 with closing by April 15, 2015. The terms of the letter of intent with Kingsmere were subsequently extended to May 31, 2015. Our company and Kingsmere were not able to reach an agreement and a press release notifying the public was issued on June 23, 2015.

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C. Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada. On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement. The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property over three years in the amount of $1,100,000. 1032701 then has a Subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within one year of earning the 80% by paying the Company a further $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional $1,000,000. Should the Purchaser elect not to exercise the Subsequent Earn-In, a joint venture will be established. During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal agreement. Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML has announced on March 8, 2016 that it is in the process of acquiring 1032701 B.C. Ltd and the right to acquire the Fish Lake Valley Property.

Our company intends to continue the exploration/assessment of San Emidio lithium brine properties in Nevada and on our BC Sugar flake graphite property in British Columbia, while tracking progress at Fish Lake Valley and determining further plans of action with respect to our Mount Heimdal flake graphite property in British Columbia. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the "Howard Hughes" Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $191,465 as of December 31, 2015. At December 31, 2015, we had working capital of $183,965. We incurred a net loss of $282,739 for the year ended December 31, 2015. We estimate our average monthly operating expenses to be approximately $35,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. PROPERTIES

Our corporate head office is located at 1031 Railroad Street, Suite 102B, Elko, Nevada, 89801, our monthly rent is $350, which also includes storage space for field gear.

MINERAL PROPERTIES

FISH LAKE VALLEY PROPERTY

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda County in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold twenty six, 80-acre Association Placer claims that cover approximately 2,080 acres (863 hectares). Lithium-enriched Tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our company allowed 56 claims to lapse on September 1, 2012, which covered the southern playa area. A further 14 claims were allowed to lapse on September 1, 2015.

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

Our company is very pleased with the results here, and believe that the playa at Fish Lake Valley may be conducive to the formation of a "silver peak" style lithium brine deposit. Our company reviewed the results in regards to the overall geological interpretation of the lithium, boron and potassium bearing strata. The results confirm the presence of targeted mineralization and further evaluation programs will focus on determining the extent and depth of mineralization.

We have signed an Exploration Earn-In Agreement with 1032701 B.C. LTD., a private British Columbia company with respect to our Fish Lake Valley lithium brine property.

1032701 BC Ltd., may acquire an initial 80% undivided interest in the Fish Lake Valley property through the payment of an aggregate of US$300,000 in cash, completing a Going Public Transaction on or before May 6, 2016, and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 400,000 common shares in the capital of the Resulting Issuer as follows: (i) within five Business Days following the effective date,

     * Pay $100,000 to our company and issue 200,000 common shares of the TSX-V listed public company.

     * On or before the first anniversary of the signing of the Definitive Agreement pay $100,000 to our company and issue 100,000 common shares of the Optionee/TSX-V listed public company.
     * On or before the second anniversary of the signing of the definitive agreement pay $100,000 to our company and issue 100,000 common shares of the Optionee/TSX-V listed public company.

The Optionee must make qualified exploration or development expenditures on the property of $200,000 before the first anniversary, an additional $300,000 before the second anniversary, an additional $600,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, terms will be negotiated for the Optionee to purchase our 20% interest in the property for $1,000,000, at which point the our interest would revert to a 2 1/2% Net Smelter Royalty (NSR). The Optionee may then elect at any time to purchase one half of our NSR for $1,000,000.

SAN EMIDIO PROPERTY

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011. The twelve, 80-acre, Association Placer claims currently held here cover an area of approximately 960 acres (640 hectares). Ten claims in the southern portions of the original claim block that was staked in 2011 were allowed to lapse on September 1, 2012, and a further ten claims were then staked and recorded. These new claims are north of and contiguous to the surviving claims from our earlier block. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure. A further eight claims were allowed to lapse on September 01st 2015.

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

The Mount Heimdal property is currently comprised of one mineral claim, which encompasses 1,386 acres (575 hectares) of highly metamorphosed rock. The property is roughly six miles (10 kms) south of Eagle Graphite's Black Crystal quarry, and is located within the same package of gneisses, graphite mineralized marbles, and calc-silicate gneisses. Data from BC Geological Survey assessment reports indicate that mineralization grading up to 4.8% graphitic carbon may be located on the property.

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

BC SUGAR FLAKE GRAPHITE PROPERTY

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company's common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks in the general area of the BC Sugar prospect are similar to the host rocks in the area of the crystal graphite deposit 55 miles (90 kms) to the southeast, in the vicinity of our company's Mount Heimdal block of claims. Currently the Company holds 3 claims covering 6838 acres (2837 hectares).

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. That work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work program was performed in September 2014 to ensure all claims in the package were in good standing prior to the anticipated sale of this asset to Pathion. Recommendations were made by the consulting geologist who wrote the assessment report with respect to trenching, and eventually drilling the Weather Station showing. Our company submitted a Notice of Work to the BC Government in early May 2015 to enable our company to conduct a program of excavator trenching, sampling and geological mapping on the Weather Station showing. In May of 2015 we signed an agreement with KLM Geosciences LLC of Las Vegas to conduct a short Ground Penetrating Radar (GPR) survey on the property in the Weather Station - Taylor Creek areas. The GPR survey as well as a GEM-2 electromagnetic (EM) survey took place in approximately mid-May 2015. The GPR survey did not provide useful data because of the moisture saturation in the shallow subsurface. The EM survey successfully generated an anomaly over known mineralization as well as extended the anomaly to the west under an area of cover consisting of glacial/fluvial till. Lithium Corporation is pleased with the results of the EM survey and is considering modifying our work plans to include additional work that builds on the results of this survey. In August of 2015 our Notice of Work for trenching was approved by the BC Government and in October we commenced work. A trench of 265.76 feet (81 meters) was excavated and graphitic gneiss was mapped and sampled. In all 23 samples were taken over the 69 m's of exposed mineralization that could be safely sampled. Sampling encountered 69 meters that averaged 1.997% graphitic carbon, that remains open to the north, and to the south. Within that interval there was a 30-meter section that averaged 2.73% graphitic carbon, and within that interval there was a 12-meter section that averaged 2.99% graphitic carbon. The best mineralization, and most friable material is proximal to a creek bed, and it appears that proximity to this gave rise to the deep weathering profile encountered here. Lithium Corporation is currently studying the results, and determining what steps to take for further exploration.

THE HUGHES CLAIMS

Effective  April 23,  2014,  we entered  into an  operating  agreement  with All
American Resources, LLC and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership in a number of patented mining claims that spring from the once vast holdings of Howard Hughes. Our company's capital contribution paid to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us, except for the following:

On December 4, 2015 a claim was filed in the United States District Court, District of Nevada by Jablonski Enterprises, Ltd. against several defendants, including our company, Summa, LLC, the Nye County Assessor, the Mapping Administrator for Nye County, the Nye County District Attorney and the Nye County Deputy District Attorney with respect to the a parcel of land in Nye
County, which include the Hughes Claims. The claim alleges that the recorded title to a parcel of land, including the Hughes Claims, was wrongly changed from Jablonski Enterprises, Ltd. to Summa, LLC.

Our company believes that this claim is baseless, without merit and is purely a nuisance lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the OTC Markets under the symbol "LTUM." The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

                                   OTC Markets

                 Quarter Ended                  High           Low
                 -------------                  ----           ---
              December 31, 2015               $ 0.0438       $ 0.0186
              September 30, 2015              $ 0.0461       $ 0.027
              June 30, 2015                   $ 0.0569       $ 0.035
              March 31, 2015                  $ 0.063        $ 0.037
              December 31, 2014               $ 0.109        $ 0.0401
              September 30, 2014              $ 0.15         $ 0.045
              June 30, 2014                   $ 0.085        $ 0.0425
              March 31, 2014                  $ 0.183        $ 0.0177
              December 31, 2013               $ 0.055        $ 0.0151

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626;
Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On March 9, 2016, the shareholders' list showed 15 registered shareholders with 77,611,408 common shares outstanding.

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

The  following  table  summarizes  certain  information   regarding  our  equity
compensation plans as at December 31, 2015:

                                  Number of Securities
                              Number of Securities to be                                     Remaining Available for
                               Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                 Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                 Warrants and Rights           Warrants and Rights            (excluding column (a))
   -------------                 -------------------           -------------------            ----------------------
Equity Compensation Plans                   Nil                         Nil                                Nil
Approved by Security
Holders

Equity Compensation Plans Not         1,000,000 (1)                  $0.045                          5,055,000
Approved by Security Holders

     Total                            1,000,000 (1)                  $0.045                          5,055,000

----------
(1) Includes 700,000 unexercised stock options issued on November 12, 2014; 200,000 unexercised stock options issued on March 15, 2013 and 100,000 unexercised stock options issued on May 31, 2012.

CONVERTIBLE SECURITIES

As of December 31, 2015, we had outstanding options to purchase 1,000,000 shares of our common stock exercisable at $0.045.

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

On February 10, 2016, our board approved the grant of an aggregate of 950,000 stock options to directors and consultants of our company pursuant to our 2009 Stock Option Plan. The stock options are exercisable for five years from the date of grant at an exercise price of $0.025 per share. As of the date of this Annual Report, only 850,000 stock options have been granted.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2015.

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

Our net cash from financing activities during the year ended December 31, 2015 was $67,500 as compared to $2,500 used in financing activities during the year ended December 31, 2014.

Over the next twelve months we expect to expend funds as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

                                                            $
                                                         --------
               General, Administrative Expenses           190,000
               Exploration Expenses                       200,000
               Travel                                      30,000
                                                         --------
               TOTAL                                      420,000
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

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2015 AND 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2015, which are included herein.

Our operating results for the twelve months ended December 31, 2015, for the twelve months ended December 31, 2014 and the changes between those periods for the respective items are summarized as follows:

                                                                              Change Between
                                                                               Twelve Month
                                                                              Periods Ended
                                     Twelve Month         Twelve Month       December 31, 2015
                                     Period Ended         Period Ended             and
                                      December 31,         December 31,         December 31,
                                         2015                 2014                 2014
                                      ----------           ----------           ----------
Revenue                               $     Nil            $     Nil            $     Nil
Professional fees                        39,231               48,768               (9,537)
Exploration expenses                     56,994               88,762              (31,768)
Consulting fees                          81,550               98,163              (16,613)
Insurance expense                        17,088               11,658                5,430
Investor relations                       14,710               29,605              (14,895)
Transfer agent and filing fees            8,540                6,439                2,101
Travel                                   12,763               20,208               (7,445)
Stock option compensation                   Nil               38,723              (38,723)
General and administrative                9,407               11,706               (2,299)
Interest (income)                          (173)                (293)                 120
Writedown of mineral properties          27,794                   --               27,794
Loss on investment                       14,835               17,868               (3,033)
Other income                                Nil               (5,000)               5,000
                                      ---------            ---------            ---------
Net loss                              $(282,739)           $(366,607)           $ (83,868)
                                      =========            =========            =========

Our financial statements report a net loss of $282,739 for the twelve month period ended December 31, 2015 compared to a net loss of $366,607 for the twelve month period ended December 31, 2014. Our losses have decreased by $83,868, primarily as a result of decreases in professional fees, exploration expense, consulting fees, investor relations, stock option compensation expense and travel offset by increases in insurance expense, transfer agent and filing fees, writedown of mineral properties.

Our operating expenses for the year ended December 31, 2015 were $240,283 compared to $354,032 as of December 31, 2014. The decrease in operating expenses was primarily as a result of decreases in professional fees, exploration expense, consulting fees, investor relations, stock option compensation expense and travel offset by increases in insurance expense, transfer agent and filing fees.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                       At               At
                                                   December 31,     December 31,
                                                       2015             2014
                                                    ----------       ----------
Current assets                                      $  235,744       $  421,574
Current liabilities                                      7,500           15,720
                                                    ----------       ----------
Working capital                                     $  228,244       $  405,854
                                                    ==========       ==========

CASH FLOWS

                                                              Year Ended
                                                              December 31,
                                                       2015             2014
                                                    ----------       ----------
Net cash (used in) operating activities             $ (250,547)      $ (326,239)
Net cash (used in) investing activities                 (5,000)         (99,305)
Net cash from (used in) financing activities            67,500           (2,500)
                                                    ----------       ----------
Net increase (decrease) in cash during period       $ (188,047)      $ (428,044)
                                                    ==========       ==========

Our total current liabilities as of December 31, 2015 were $7,500 as compared to total current liabilities of $15,720 as of December 31, 2014. The decrease was immaterial and not outside the normal course of business.

OPERATING ACTIVITIES

Net cash used in operating activities was $250,547 for the year ended December 31, 2015 compared with net cash used in operating activities of $326,239 in the same period in 2014.

INVESTING ACTIVITIES

Net cash used in investing activities was $5,000 for the year ended December 31, 2015 compared to net cash used in investing activities of $99,305 in the same period in 2014.

FINANCING ACTIVITIES

Net cash from financing activities was $67,500 for the year ended December 31, 2015 compared to $2,500 used in financing activities in the same period in 2014.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

As of December 31, 2015, our company had a net loss of $282,739 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $27,794 and $0 was recorded during the years ended December 31, 2015 and 2014, respectively.

OFFICE LEASE

Our company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Our company is currently evaluating the impact of adopting this standard.

In November  2015,  the FASB issued ASU  2015-17,  "Income  Taxes  (Topic  740):
Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on our company's financial position, results of operations and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lithium Corporation

We have audited the accompanying balance sheets of Lithium Corporation as of December 31, 2015 and 2014 and the related statements of operations, stockholders'  equity,  and  cash  flows  for  the  years  then  ended.  Lithium
Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2015 and 2014, the results of their operations, and their cash flows, for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KLJ & Associates, LLP
-------------------------------------
KLJ & Associates, LLP
Edina, MN
March 29, 2016

                               LITHIUM CORPORATION
                                 Balance Sheets


                                                                                  December 31,         December 31,
                                                                                      2015                 2014
                                                                                  ------------         ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                            $    191,465         $    379,512
  Deposits                                                                                 700                  700
  Prepaid expenses                                                                      43,579               41,362
                                                                                  ------------         ------------
Total  Current Assets                                                                  235,744              421,574

OTHER ASSETS
  Investment                                                                            72,297               82,132
  Mineral properties                                                                   159,859              187,653
                                                                                  ------------         ------------

TOTAL ASSETS                                                                      $    467,900         $    691,359
                                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                        $      7,500         $     15,720
                                                                                  ------------         ------------
TOTAL CURRENT LIABILITIES                                                                7,500               15,720
                                                                                  ------------         ------------

TOTAL LIABILITIES                                                                        7,500               15,720
                                                                                  ------------         ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   77,361,408 and 74,661,408 common shares issued and outstanding, respectively         77,362               74,662
  Additional paid in capital                                                         3,387,780            3,368,453
  Additional paid in capital - options                                                 159,301              159,301
  Additional paid in capital - warrants                                                303,422              257,949
  Accumulated deficit                                                               (3,467,465)          (3,184,726)
                                                                                  ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                             460,400              675,639
                                                                                  ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    467,900         $    691,359
                                                                                  ============         ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM CORPORATION
                            Statements of Operations

                                                                  Year-Ended             Year-Ended
                                                                 December 31,           December 31,
                                                                     2015                   2014
                                                                 ------------           ------------
REVENUE                                                          $         --           $         --
                                                                 ------------           ------------
OPERATING EXPENSES
  Professional fees                                                    39,231                 48,768
  Exploration expenses                                                 56,994                 88,762
  Consulting fees                                                      81,550                 98,163
  Insurance expense                                                    17,088                 11,658
  Investor relations                                                   14,710                 29,605
  Transfer agent and filing fees                                        8,540                  6,439
  Travel                                                               12,763                 20,208
  Stock-based compensation                                                 --                 38,723
  General and administrative expenses                                   9,407                 11,706
                                                                 ------------           ------------
TOTAL OPERATING EXPENSES                                              240,283                354,032
                                                                 ------------           ------------

LOSS FROM OPERATIONS                                                 (240,283)              (354,032)

OTHER INCOME (EXPENSES)
  Loss on investment                                                  (14,835)               (17,868)
  Writedown of mineral property                                       (27,794)                    --
  Other income                                                             --                  5,000
  Interest income                                                         173                    293
                                                                 ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                          (42,456)               (12,575)
                                                                 ------------           ------------

LOSS BEFORE INCOME TAXES                                             (282,739)              (366,607)

PROVISION FOR INCOME TAXES                                                 --                     --
                                                                 ------------           ------------

NET LOSS                                                         $   (282,739)          $   (366,607)
                                                                 ============           ============

NET LOSS PER SHARE: BASIC AND DILUTED                            $      (0.00)          $      (0.00)
                                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                                 74,809,746             74,724,130
                                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM CORPORATION
                  Statements of Stockholders' Equity (Deficit)

                                                                      Additional   Additional
                                    Common Stock         Additional    Paid-in       Paid-in                       Total
                                --------------------      Paid-in      Capital -     Capital -   Accumulated    Stockholders'
                                Shares        Amount      Capital      Warrants      Options      Deficit          Equity
                                ------        ------      -------      --------      -------      -------          ------
Balance, December 31, 2012    74,661,408     $ 74,662   $ 3,292,348    $ 257,949    $ 174,041    $(2,439,862)    $1,359,138

Shares issued with respect
 to BC Sugar                     250,000          250         8,250           --           --             --          8,500
Issuance and modification of
 newly and previously issued
 options                              --           --            --           --       16,642             --         16,642
Expiration of stock options           --           --        70,105           --      (70,105)            --             --
Net loss                              --           --            --           --           --       (378,257)      (378,257)
                              ----------     --------   -----------    ---------    ---------    -----------     ----------

Balance, December 31, 2013    74,911,408       74,912     3,370,703      257,949      120,578     (2,818,119)     1,006,023

Stock based compensation              --           --            --           --       38,723             --         38,723
Cancellation of stock           (250,000)        (250)       (2,250)          --           --             --         (2,500)
Net loss                              --           --            --           --           --       (366,607)      (366,607)
                              ----------     --------   -----------    ---------    ---------    -----------     ----------

Balance, December 31, 2014    74,661,408       74,662     3,368,453      257,949      159,301     (3,184,726)       675,639

Stock issued for cash          2,700,000        2,700        19,327       45,473           --             --         67,500

Net loss                              --           --            --           --           --       (282,739)      (282,739)
                              ----------     --------   -----------    ---------    ---------    -----------     ----------

Balance, December 31, 2015    77,361,408     $ 77,362   $ 3,387,780    $ 303,422    $ 159,301    $(3,467,465)    $  460,400
                              ==========     ========   ===========    =========    =========    ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM CORPORATION
                            Statements of Cash Flows

                                                                           Year-Ended           Year-Ended
                                                                          December 31,         December 31,
                                                                              2015                 2014
                                                                           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                                  $ (282,739)          $ (366,607)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Stock-based compensation                                                      --               38,723
     Loss on investment                                                        14,835               17,868
     Writedown of mineral property                                             27,794                   --
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                   (2,217)             (18,961)
     Increase (decrease) in accounts payable and accrued liabilities           (8,220)               2,738
                                                                           ----------           ----------
Net Cash Used in Operating Activities                                        (250,547)            (326,239)
                                                                           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of long term investment                                             (5,000)            (100,000)
  Interest in mineral properties                                                   --                  695
                                                                           ----------           ----------
Net Cash Used in Investing Activities                                          (5,000)             (99,305)
                                                                           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued for cash                                                        67,500                   --
  Repurchase of stock                                                              --               (2,500)
                                                                           ----------           ----------
Net Cash Used in Financing Activities                                          67,500               (2,500)
                                                                           ----------           ----------

Decrease in cash                                                             (188,047)            (428,044)
Cash, beginning of period                                                     379,512              807,556
                                                                           ----------           ----------

Cash, end of period                                                        $  191,465           $  379,512
                                                                           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                   $       --           $       --
                                                                           ==========           ==========
  Cash paid for income taxes                                               $       --           $       --
                                                                           ==========           ==========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral properties                               $       --           $       --
                                                                           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


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

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $27,794 and $0 was recorded during the years ended December 31, 2015 and 2014, respectively.

Office Lease
The Company rents office space in Las Vegas, Nevada for $700 per month. The arrangement is on a month-by-month basis and can be terminated by either party.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In November  2015,  the FASB issued ASU  2015-17,  "Income  Taxes  (Topic  740):
Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company's financial position, results of operations and disclosures.

NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2015 and December 31, 2014:

                                       December 31, 2015      December 31, 2014
                                       -----------------      -----------------
Bonds                                       $ 26,061               $ 23,361
Transfer agent fees                            3,927                  3,600
Insurance                                      5,633                  5,829
Office Misc                                      520                    700
Investor relations                             7,438                  7,872
                                            --------               --------
Total prepaid expenses                      $ 43,579               $ 41,362
                                            ========               ========

NOTE 3 - INVESTMENT

Effective April 23, 2014, the Company entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. The Company's capital contribution to Summa, LLC was $130,000, of which $105,000 was in cash and the balance in services.

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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of December 31, 2015, the Company has recorded a loss on investment of $32,703.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at December 31, 2015, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of December 31, 2015.

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty. The carrying value of the Mt. Heimdal property is $0 (2014: $300) as of December 30, 2015. During the year-ended December 31, 2015, the Company incurred a $300 impairment allowance on the property.

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

Staked Properties

The Company has staked claims with various registries as summarized below:

                                                                      Net Carry
     Name                     Claims            Cost     Impairment     Value
     ----                     ------            ----     ----------     -----
San Emidio                20 (1,600 acres)    $11,438     $(11,438)      $ 0
Cherryville/BC Sugar      8019.41 (hectares)  $21,778      (21,778)      $ 0

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. During the year-ended December 31, 2015, the Company recorded in impairment charge of $21,494 related to the properties.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


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

On October 15, 2016, the Company issued 2,700,000 shares of its common stock for proceeds of $67,500.

There were 77,361,408 shares of common stock issued and outstanding as of December 31, 2015.

Warrants

On October 15, 2015, the Company issued 2,700,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing. The fair value of the warrants has been measured at $45,473.

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

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


NOTE 5 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation (continued)

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
Expected life of options                                         5 years

The following table summarizes the stock options outstanding at December 31, 2015:

                                                                Outstanding at
   Issue Date         Number    Price       Expiry Date       December 31, 2014
   ----------         ------    -----       -----------       -----------------
May 31, 2012         100,000    $0.045   May 31, 2017             100,000
March 15, 2013       200,000    $0.045   March 15, 2018           200,000
November 12, 2014    700,000    $0.045   November 12, 2019        700,000

Total stock-based compensation for the years ended December 31, 2015 and 2014 was $0 and $38,723, respectively.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


NOTE 6 - INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $3,467,000 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2015 and 2014:

                                                  2015                 2014
                                              ------------         ------------
Federal income tax benefit attributable to:
  Current operations                          $     16,509         $    111,481
  Less: valuation allowance                        (16,509)            (111,481)
                                              ------------         ------------
Net provision for Federal income taxes        $          0         $          0
                                              ============         ============

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2015 and 2014:

                                              December 31,         December 31,
                                                  2015                 2014
                                              ------------         ------------
Deferred tax asset attributable to:
  Net operating loss carryover                $  1,178,780         $  1,162,271
  Less: valuation allowance                     (1,178,780)          (1,162,271)
                                              ------------         ------------
Net deferred tax asset                        $          0         $          0
                                              ============         ============

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,467,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Specifically, on December 4, 2015 a claim was filed in the United States District Court, District of Nevada by Jablonski Enterprises, Ltd. against several defendants, including our Company, Summa, LLC, the Nye County Assessor, the Mapping Administrator for Nye County, the Nye County District Attorney and the Nye County Deputy District Attorney with respect to the a parcel of land in Nye County, which include the Hughes Claims. The claim alleges that the recorded title to a parcel of land, including the Hughes Claims, was wrongly changed from Jablonski Enterprises, Ltd. to Summa, LLC. Our company believes that this claim is baseless and without merit.

                               LITHIUM CORPORATION
                        Notes to the Financial Statements
                           December 31, 2015 and 2014


NOTE 8 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those described below.

On February 10, 2016, the Company issued 950,000 stock options with an exercise price of $0.025 per share and expire on January 8, 2021.

On March 10, 2016, the Company entered into an agreement with respect to the Fish Lake Property whereby the purchaser may earn an 80% interest in the property for payments of $300,000, 400,000 shares and work performed on the property over the next three years totaling $1,100,000. Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000. The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

As of December 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                            Position Held                     Date First Elected
  Name                     with the Company          Age         or Appointed
  ----                     ----------------          ---         ------------
Tom Lewis                Director                    61        August 25, 2009

James Brown              Director                    52        December 19, 2012

Brian Goss               President, Treasurer,
                         Secretary and Director      37        May 30, 2014

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

JAMES BROWN - DIRECTOR

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years' experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Altura Mining Limited (ASX: AJM) an Australian listed company focused on developing its flagship Pilgangoora Lithium project and coal operations in Indonesia. Since his appointment as general manager in 2008 and subsequently managing director of Altura in September 2010, Mr. Brown has overseen the growth of Altura from $10 million to $120 million in market capitalization via successful capital raisings and acquisition of near term production projects such as Tabalong Coal (Indonesia), Altura Lithium (Western Australia) and Mt Webber Iron Ore (Western Australia). James is a member of the Australian Institute of Company Directors (MAICD).

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

                                            Number of
                                         Transactions Not
                    Number of Late     Reported on a Timely    Failure to File
   Name                Reports                Basis            Requested Forms
   ----                -------                -----            ---------------
Brian Goss (1)            2                     2                       0

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

Our Code of Business Conduct and Ethics was attached as an exhibit to our annual report filed on Form 10-K with the SEC on April 15, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lithium Corporation, 1031 Railroad St, Suite 102B., Las Vegas, Nevada 89801.

BOARD AND COMMITTEE MEETINGS

Our board of directors held no formal meetings during the year ended December 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

NOMINATION PROCESS

As of December 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     (a)  our principal executive officer;

     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                  Non-Equity      Nonqualified
 Name and                                                         Incentive         Deferred
 Principal                                  Stock      Option        Plan         Compensation     All Other
 Position      Year   Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------      ----   ---------  --------  ---------  ---------  ---------------   -----------   ---------------  ---------
Tom Lewis (1)  2015      Nil        Nil       Nil        Nil           Nil             Nil          43,150         43,150
Director and   2014      Nil        Nil       Nil        Nil           Nil             Nil          95,670 (2)     95,670 (2)
Former
President,
Treasurer and
Secretary

Brian Goss (3) 2015      Nil        Nil       Nil     27,659           Nil             Nil          35,300         35,300
President,     2014      Nil        Nil       Nil        Nil           Nil             Nil          21,000         48,659
Treasurer,
Secretary and
Director

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

GRANTS OF PLAN-BASED AWARDS

During the fiscal year ended December 31, 2015 we did not grant any stock options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

                                     Option Awards                                           Stock Awards
         ----------------------------------------------------------------   ------------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                        Equity        Plan
                                                                                                       Incentive     Awards:
                                                                                                         Plan       Market or
                                                                                                        Awards:      Payout
                                            Equity                                                     Number of    Value of
                                           Incentive                           Number                  Unearned     Unearned
                                          Plan Awards;                           of         Market      Shares,      Shares,
           Number of      Number of        Number of                           Shares      Value of    Units or     Units or
          Securities     Securities       Securities                          or Units    Shares or     Other         Other
          Underlying     Underlying       Underlying                          of Stock     Units of     Rights       Rights
          Unexercised    Unexercised      Unexercised   Option     Option       That      Stock That     That         That
           Options         Options         Unearned    Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name     Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date      Vested(#)    Vested($)   Vested(#)    Vested(#)
----     -------------- ----------------  ----------    --------    ----      ---------    ---------   ---------    ---------
Tom Lewis   250,000 91)       Nil             Nil        $0.045  Sept. 23, 2015    Nil         Nil         Nil          Nil


Brian Goss  500,000           Nil             Nil        $0.045  Nov. 12, 2019     Nil         Nil         Nil          Nil


----------
(1)  These options expired prior to our year ended December 31, 2015.

OPTION EXERCISES AND STOCK VESTED

During our fiscal year ended December 31, 2015 there were no options exercised by our named officers.

COMPENSATION OF DIRECTORS

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2015:

                              DIRECTOR COMPENSATION

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Tom Lewis (1)      Nil         Nil          Nil          Nil              Nil              Nil              Nil

James Brown (2)    Nil         Nil          Nil          Nil              Nil              Nil              Nil

Brian Goss (3)     Nil         Nil          Nil          Nil              Nil              Nil              Nil

----------
(1) Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014.
(2) James Brown was appointed as a director of our company on December 19, 2012.
(3) Brian Goss has acted as a director of our company since May 30, 2014. Mr. Goss was appointed as president, treasurer and secretary of our company on August 13, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                             Amount and Nature of   Percentage
Name and Address of Beneficial Owner         Beneficial Ownership   of Class (1)
------------------------------------         --------------------   -----------
Tom Lewis (2)                                    10,250,000 (3)         13.16%
PO Box 2053                                      Common Shares
Richland, WA  99352

James Brown (4)                                         Nil                 0%
Apartment Pearl Garden, Unit No. Wp00606
Jl. Jen. Gatot Subroto Kav 5-7
Jakarta  12930 Indonesia

Brian Goss (5)                                    1,000,000 (6)          1.27%
1031 Railroad Street
Suite 102B
Elko, NV  89801

Directors and Executive Officers as a Group      10,750,000             14.35%
                                               Common Shares
John Hiner
9443 Axlund Road                                  9,970,000             12.86%
Lynden, WA  98264                               Common Shares

Altura Lithium Pty. Ltd.
P.O. Box 4088
Springfield, Qld., 4300                          11,000,000             14.17%
Australia                                      Common Shares

Shareholders Holding Over 5%                     20,970,000             26.02%
                                               Common Shares

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2016. As of March 15, 2016 there were 77,611,408 shares of our company's common stock issued and outstanding.
(2) Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014.
(3) Includes options to acquire 250,000 shares of common stock by Mr. Lewis exercisable within 60 days.
(4) James Brown was appointed as a director of our company on December 19, 2012.
(5) Mr. Goss has acted as a director of our company since May 30, 2014 and was appointed as president, treasurer and secretary of our company on August 13, 2014.
(6) Includes options to acquire 1,000,000 shares of common stock by Mr. Goss exercisable within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                 Year Ended
                                December 31, 2015         December 31, 2014
                                -----------------         -----------------
     Audit Fees                      $15,350                   $14,600
     Audit Related Fees                  Nil                       Nil
     Tax Fees                            Nil                       Nil
     All Other Fees                      Nil                       Nil
     Total                           $15,350                   $14,600

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

Exhibit
Number                                Description
------                                -----------

10.7 Asset Purchase Agreement dated August 15, 2014 between our company and Pathion, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2014)

10.8 Exploration Earn-In Agreement dated effective February 10, 2016 between our company and 1032701 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2016)

(14)     CODE OF ETHICS

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

                                               LITHIUM CORPORATION
                                                  (Registrant)


Dated: March 31, 2015               /s/ Brian Goss
                                    --------------------------------------------
                                    Brian Goss
                                    President, Treasurer, Secretary and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 31, 2015               /s/ Brian Goss
                                    --------------------------------------------
                                    Brian Goss
                                    President, Treasurer, Secretary and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)


Dated: March 31, 2015               /s/ Tom Lewis
                                    --------------------------------------------
                                    Tom Lewis
                                    Director


Dated: March 31, 2015               /s/ James Brown
                                    --------------------------------------------
                                    James Brown
                                    Director