Form 10-Q
period 2016-03-31
Lithium Corp
filed 2016-05-16
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2016
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
78,411,408 common shares issued and outstanding as of May 12, 2016

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

Item 4.  Controls and Procedures                                              25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 1A. Risk Factors                                                         26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  Mine Safety Disclosures                                              26

Item 5.  Other Information                                                    26

Item 6.  Exhibits                                                             27

SIGNATURES                                                                    29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended March 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               LITHIUM Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                           March 31, 2016        December 31, 2015
                                                                           --------------        -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $    182,091           $    191,465
  Deposits                                                                           700                    700
  Prepaid expenses                                                                37,107                 43,579
                                                                            ------------           ------------
Total  Current Assets                                                            219,898                235,744

OTHER ASSETS
  Investment                                                                      77,297                 72,297
  Mineral properties                                                             159,859                159,859
                                                                            ------------           ------------

TOTAL ASSETS                                                                $    457,054           $    467,900
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $     11,907           $      7,500
                                                                            ------------           ------------
TOTAL CURRENT LIABILITIES                                                         11,907                  7,500
                                                                            ------------           ------------
TOTAL LIABILITIES                                                                 11,907                  7,500
                                                                            ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.01;
   74,661,408 and 74,661,408 common shares outstanding, respectively              77,362                 77,362
  Subscriptions received                                                          50,600                     --
  Additional paid in capital                                                   3,387,780              3,387,780
  Additional paid in capital - options                                           181,335                159,301
  Additional paid in capital - warrants                                          303,422                303,422
  Accumulated deficit                                                         (3,555,352)            (3,467,465)
                                                                            ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                       445,147                460,400
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    457,054           $    467,900
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                       Three Months              Three Months
                                                                          Ended                     Ended
                                                                      March 31, 2016            March 31, 2015
                                                                      --------------            --------------
REVENUE                                                                $         --              $         --
                                                                       ------------              ------------

OPERATING EXPENSES
  Professional fees                                                          12,440                    12,617
  Exploration expenses                                                       17,020                    16,872
  Consulting fees                                                            18,000                    24,900
  Insurance expense                                                           4,225                     4,372
  Investor relations                                                          7,283                     3,375
  Stock based compensation                                                   22,034                        --
  Transfer agent and filing fees                                              2,606                     2,275
  Travel                                                                      2,785                     4,460
  General and administrative expenses                                         1,514                     3,232
                                                                       ------------              ------------
TOTAL OPERATING EXPENSES                                                     87,907                    72,103
                                                                       ------------              ------------

LOSS FROM OPERATIONS                                                        (87,907)                  (72,103)

OTHER INCOME (EXPENSES)
  Interest income                                                                20                        --
                                                                       ------------              ------------
TOTAL OTHER INCOME (EXPENSE)                                                     20                        --
                                                                       ------------              ------------

LOSS BEFORE INCOME TAXES                                                    (87,887)                  (72,103)

PROVISION FOR INCOME TAXES                                                       --                        --
                                                                       ------------              ------------

NET LOSS                                                               $    (87,887)             $    (72,103)
                                                                       ============              ============

NET LOSS PER SHARE: BASIC AND DILUTED                                  $      (0.00)             $      (0.00)
                                                                       ============              ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED         77,361,408                74,661,408
                                                                       ============              ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                  Statements of Stockholders' Equity (Deficit)

                                                                                                  Deficit
                                                                    Additional    Additional     Accumulated
                                  Common Stock         Additional    Paid-in        Paid-in      During the       Total
                               ------------------       Paid-in      Capital -      Capital -   Development    Stockholders'
                               Shares      Amount       Capital      Warrants       Options        Stage          Equity
                               ------      ------       -------      --------       -------        -----          ------
Balance, December 31, 2014   74,661,408   $ 74,662    $ 3,368,453    $ 257,949     $ 159,301    $(3,184,726)    $  675,639

Stock issued for cash         2,700,000      2,700         19,327       45,473            --             --         67,500
Net loss                             --         --             --           --            --       (282,739)      (282,739)
                            -----------   --------    -----------    ---------     ---------    -----------     ----------

Balance, December 31, 2015   77,361,408     77,362      3,387,780      303,422       159,301     (3,467,465)        93,793

Stock based compensation             --         --             --           --        22,034             --         22,034
Net loss                             --         --             --           --            --        (87,887)       (87,887)
                            -----------   --------    -----------    ---------     ---------    -----------     ----------

Balance, March 31, 2016      77,361,408   $ 77,362    $ 3,387,780    $ 303,422     $ 181,335    $(3,555,352)    $ (254,799)
                            ===========   ========    ===========    =========     =========    ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months             Three Months
                                                                        Ended                    Ended
                                                                    March 31, 2016           March 31, 2015
                                                                    --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                             $  (87,887)              $  (72,103)
  Adjustment to reconcile net loss to net
   cash used in operating activities
     Stock based compensation                                             22,034                       --
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                               6,472                    7,845
     Increase (decrease) in accounts payable and
      accrued liabilities                                                  4,407                   (7,558)
                                                                      ----------               ----------
Net Cash Used in Operating Activities                                    (54,974)                 (71,816)
                                                                      ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of long term investment                                        (5,000)                      --
                                                                      ----------               ----------
Net Cash Used in Investing Activities                                     (5,000)                      --
                                                                      ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITY:
  Subscriptions received                                                  50,600                       --
                                                                      ----------               ----------
Net Cash Used in Financing Activities                                     50,600                       --
                                                                      ----------               ----------

Decrease in cash                                                          (9,374)                 (71,816)
Cash, beginning of period                                                191,465                  379,512
                                                                      ----------               ----------
Cash, end of period                                                   $  182,091               $  307,696
                                                                      ==========               ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                              $       --               $       --
                                                                      ==========               ==========
  Cash paid for income taxes                                          $       --               $       --
                                                                      ==========               ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                           March 31, 2016 (Unaudited)


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

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                           March 31, 2016 (Unaudited)


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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31, 2016 and 2015, respectively.

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

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                           March 31, 2016 (Unaudited)


NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2016 and December 31, 2015:

                                          March 31, 2016       December 31, 2015
                                          --------------       -----------------
Bonds                                        $ 26,061               $ 26,061
Transfer agent fees                             2,943                  3,927
Insurance                                       1,408                  5,633
Office Misc                                       395                    520
Investor relations                              6,300                  7,438
                                             --------               --------
Total prepaid expenses                       $ 37,107               $ 43,579
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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of March 31, 2016, the Company has contributed $110,000 recorded a loss on investment of $32,703.

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at March 31, 2016, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of March 31, 2016.

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                           March 31, 2016 (Unaudited)


NOTE 4 - MINERAL PROPERTIES (CONTINUED)

Fish Lake Property (continued)

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

Staked Properties

The Company has staked claims with various registries as summarized below:

                                                                       Net Carry
Name                       Claims               Cost     Impairment      Value
----                       ------               ----     ----------      -----
San Emidio                20 (1,600 acres)     $11,438     $(11,438)       $ 0
Cherryville/BC Sugar    8019.41 (hectares)     $21,778     $(21,778)       $ 0

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

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                           March 31, 2016 (Unaudited)


NOTE 5 - CAPITAL STOCK (CONTINUED)

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

There were 74,661,408 shares of common stock issued and outstanding as of March 31, 2016.

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
Expected life of options                                             5 years

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                           March 31, 2016 (Unaudited)


NOTE 5 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation (continued)

On February 10, 2016, the Company granted 850,000 options at an exercise price of $0.025 in exchange for various professional and managerial services. The fair value of these options was $22,034. The Company uses the Black-Scholes option valuation model to value stock options. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the remaining stock options are as follows:

Risk free interest rate                                                  1.16%
Expected dividend yield                                                     0%
Expected stock price volatility                                           129%
Expected life of options                                           4.90 years

The following table summarizes the stock options outstanding at March 31, 2016:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date        March 31, 2016
----------           ------      -----       -----------        --------------
May 31, 2012         100,000     $0.045     May 31, 2017            100,000
March 15, 2013       200,000     $0.045     March 15, 2018          200,000
November 12, 2014    700,000     $0.045     November 12, 2019       700,000
February 10, 2016    850,000     $0.025     January 8, 2022         850,000

Total stock-based compensation for the periods ended March 31, 2106 and 2015 was $22,034 and $0, respectively.

NOTE 6 - SUBSEQUENT EVENTS

On April 7, 2016, the Company closed its agreement with respect to the Fish Lake Property and, as such, has received 200,000 shares of American Lithium Corp. and $100,000 cash.

On April 12, 2016, the Company issued 700,000 shares of its common stock for proceeds of $17,500.

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $16,700 to Summa, LLC.

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

In April of 2016 our company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary is a Nevada Corporation and is the entity in which we plan to build a portfolio of lithium mineral property royalties.

On May 11, 2016, we issued a news release announcing that effective May 3, 2016 our company has entered in to an Exploration Earn-In Agreement with 1067323 Nevada Ltd. and 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement are; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the next three years to earn an 80% interest in the property. 1067323 then has a subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an additional $1,000,000. Should the Purchaser elect not to exercise the Subsequent Earn-In, a joint venture will be established. During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 30 days of the signing of the formal agreement.

Our company intends to continue generating additional lithium brine properties in Nevada and on our BC Sugar flake graphite property in British Columbia, while tracking progress at Fish Lake Valley and San Emidio while also determining further plans of action with respect to our Mount Heimdal flake graphite property in British Columbia. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the "Howard Hughes" Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

On April 7, 2106, 1032701 B.C. Ltd. was acquired by Menika Mining Ltd., which subsequently changed its name to American Lithium Corp.(TSXV: LI) In connection with the acquisition of 1032701 and in accordance with the Exploration Earn-In Agreement, 200,000 common shares were issued to our company. In addition, we received payment of $130,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

We had a net loss of $87,887 for the three month period ended March 31, 2016, which was $15,784 more than the net loss of $72,103 for the three month period ended March 31, 2015. The change in our results over the two periods is a result of a stock options being granted during the period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2016 and 2015:

                                                                  Change Between
                                                                   Three Month
                                                                  Periods Ended
                                 Three Months    Three Months     March 31, 2016
                                    Ended           Ended              and
                                  March 31,       March 31,          March 31,
                                    2016            2015               2015
                                  --------        --------           --------
Professional fees                 $ 12,440        $ 12,617           $   (177)
Exploration expenses                17,020          16,872                148
Consulting fees                     18,000          24,900             (6,900)
Insurance expense                    4,225           4,372               (147)
Investor relations                   7,283           3,375              3,908
Stock based compensation            22,034              --             22,034
Transfer agent and filing fees       2,606           2,275                331
Travel                               2,785           4,460             (1,675)
General and administrative           1,514           3,232             (1,718)
Interest/Other (income) expense         20             Nil                 20
                                  --------        --------           --------
Net loss                          $(87,887)       $(72,103)          $(15,784)
                                  ========        ========           ========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2016 reflects current assets of $219,898. We had cash in the amount of $182,091 and working capital in the amount of $207,991 as of March 31, 2016. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                       At               At
                                                     March 31,      December 31,
                                                       2016            2015
                                                     --------        --------
Current assets                                       $219,898        $235,744
Current liabilities                                    11,907           7,500
                                                     --------        --------
Working capital                                      $207,991        $228,244
                                                     ========        ========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                       2016            2015
                                                     --------        --------
Net cash (used in) operating activities              $(54,974)       $(71,816)
Net cash (used in) investing activities                (5,000)            Nil
Net cash provided by (used in) financing activities    50,600             Nil
                                                     --------        --------
Net (decrease) in cash during period                 $ (9,374)       $(71,816)
                                                     ========        ========

OPERATING ACTIVITIES

Net cash used in operating activities during the three months ended March 31, 2016 was $54,974, a decrease of $16,842 from the $71,816 net cash outflow during the three months ended March 31, 2015.

INVESTING ACTIVITIES

The  primary  driver  of  cash  used  in  investing   activities  was  continued
expenditures related to the acquisition and maintenance of resource properties.

Cash used in investing activities during the three months ended March 31, 2016 was $5,000, which was a $5,000 increase from the $Nil cash used in investing activities during the three months ended March 31, 2015. The increase was a result of a cash call from our investment.

FINANCING ACTIVITIES

Cash used in financing activities during the three months ended March 31, 2016 was $50,600 as compared to $Nil in cash provided by financing activities during the three months ended March 31, 2015.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

            ESTIMATED NET EXPENDITURES DURING THE NEXT TWELVE MONTHS

             General and administrative expenses          $190,000
             Exploration expenses                          200,000
             Travel                                         30,000
                                                          --------
             TOTAL                                        $420,000
                                                          ========

To date we have relied on proceeds from the sale of our shares and on loans from our sole officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $182,091 as of March 31, 2016, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31, 2016 and 2015, respectively.

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

In December, 2015 two cases were filed against our company; the first was filed in the United States District Court, District of Nevada by Jablonski Enterprises, Ltd. against several defendants, including our company, Summa, LLC, Henry Tonking, GIS Land Services, Greg Ekins, the Nye County Assessor, the Mapping Administrator for Nye County, the Nye County District Attorney and the Nye County Deputy District Attorney with respect to Summa, LLC's efforts to change the record name on the assessor's tax roles from Jablonski Enterprises to Summa, LLC pursuant to a prior court order issued by the Clark County Distrrict Court. The second identical case was filed in the 5th Judicial District Court of Nevada against the same defendants, including our company, and is regarding the same issues.

On May 3, 2016, the case in the 5th Judicial District Court of Nevada was dismissed against the appearing defendants with prejudice, and those defendants, including our company, were awarded legal fees and costs to be paid by the plaintiff. Our company believes that the remaining case in U.S. Federal Court is baseless, without merit and is purely a nuisance lawsuit.

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

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)

(4)      INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,   INCLUDING
         INDENTURES

4.1 2009 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2009)

(10)     MATERIAL CONTRACTS

10.1 Lease Purchase Agreement dated June 1, 2009 between Nevada Lithium Corporation, Nevada Mining Co., Inc., Robert Craig, Barbara Craig and Elizabeth Dickman. (Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2009)

10.3 Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)

10.4 Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.5 Trust Agreement dated August 30, 2013 between our company and Tom Lewis (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2013)

10.6 Operating Agreement dated effective April 23, 2014 between our company, All American Resources, L.L.C. and TY & Sons Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2014)

10.7 Asset Purchase Agreement dated August 15, 2014 between our company and Pathion, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2014)

10.8 Exploration Earn-In Agreement dated effective February 10, 2016 between our company and 1032701 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2016)

10.9 Exploration Earn-In Agreement dated effective February 10, 2016 between our company, 1067323 Nevada Ltd. and 1067323 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2016)

(14)     CODE OF ETHICS

14.1 Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

(21)     SUBSIDIARIES OF THE REGISTRANT

21.1     Nevada Lithium Corporation, a Nevada corporation

21.2     Lithium Royalty Corp, a Nevada corporation

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

                                         LITHIUM CORPORATION
                                            (Registrant)


Dated: May 16, 2016                      /s/ Brian Goss
                                         ---------------------------------------
                                         Brian Goss
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)