Form 10-Q
period 2016-06-30
Lithium Corp
filed 2016-08-18
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2016
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
81,845,075 common shares issued and outstanding as of August 10, 2016

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the six month period ended June 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               LITHIUM Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                            June 30, 2016        December 31, 2015
                                                                            -------------        -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $    356,894           $    191,465
  Marketable securities                                                          261,000                     --
  Deposits                                                                           700                    700
  Prepaid expenses                                                                47,225                 43,579
                                                                            ------------           ------------
Total  Current Assets                                                            665,819                235,744

OTHER ASSETS
  Investment                                                                      83,997                 72,297
  Mineral properties                                                             159,859                159,859
                                                                            ------------           ------------

TOTAL ASSETS                                                                $    909,675           $    467,900
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $     13,762           $      7,500
  Allowance for optioned properties                                              491,000                     --
                                                                            ------------           ------------

TOTAL CURRENT LIABILITIES                                                        504,762                  7,500
                                                                            ------------           ------------

TOTAL LIABILITIES                                                                504,762                  7,500
                                                                            ------------           ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.01;
   79,861,408 and 77,361,408 common shares outstanding, respectively              79,862                 77,362
  Additional paid in capital                                                   3,447,780              3,387,780
  Additional paid in capital - options                                           181,335                159,301
  Additional paid in capital - warrants                                          303,422                303,422
  Accumulated deficit                                                         (3,607,486)            (3,467,465)
                                                                            ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                       404,913                460,400
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    909,675           $    467,900
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                  Three Months       Three Months        Six Months         Six Months
                                                     Ended              Ended              Ended              Ended
                                                 June 30, 2016      June 30, 2015      June 30, 2016      June 30, 2015
                                                 -------------      -------------      -------------      -------------
REVENUE                                           $         --       $         --       $         --       $         --
                                                  ------------       ------------       ------------       ------------
OPERATING EXPENSES
  Professional fees                                      9,750              6,747             22,190             19,364
  Exploration expenses                                  15,673             10,922             32,693             27,794
  Consulting fees                                       11,304             21,300             29,304             46,200
  Insurance expense                                      5,633              4,266              9,858              8,638
  Investor relations                                     3,121              2,685             10,404              6,060
  Stock based compensation                                  --                 --             22,034                 --
  Transfer agent and filing fees                         2,607              3,705              5,213              5,980
  Travel                                                   663              6,094              3,448             10,554
  General and administrative expenses                    3,383              2,623              4,897              5,855
                                                  ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                52,134             58,342            140,041            130,445
                                                  ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                   (52,134)           (58,342)          (140,041)          (130,445)

OTHER INCOME (EXPENSES)
  Interest income                                           --                114                 20                114
                                                  ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                                --                114                 20                114
                                                  ------------       ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                               (52,134)           (58,228)          (140,021)          (130,331)

PROVISION FOR INCOME TAXES                                  --                 --                 --                 --
                                                  ------------       ------------       ------------       ------------

NET LOSS                                          $    (52,134)      $    (58,228)      $   (140,021)      $   (130,331)
                                                  ============       ============       ============       ============

NET LOSS PER SHARE: BASIC AND DILUTED             $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                                  ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                  77,664,741         74,661,408         78,718,867         74,661,408
                                                  ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                  Statements of Stockholders' Equity (Deficit)

                                                                                                  Deficit
                                                                    Additional    Additional     Accumulated
                                  Common Stock         Additional    Paid-in        Paid-in      During the       Total
                               ------------------       Paid-in      Capital -      Capital -   Development    Stockholders'
                               Shares      Amount       Capital      Warrants       Options        Stage          Equity
                               ------      ------       -------      --------       -------        -----          ------
Balance, December 31, 2014   74,661,408   $ 74,662    $ 3,368,453    $ 257,949     $ 159,301    $(3,184,726)    $  675,639

Stock issued for cash         2,700,000      2,700         19,327       45,473            --             --         67,500
Net loss                             --         --             --           --            --       (282,739)      (282,739)
                            -----------   --------    -----------    ---------     ---------    -----------     ----------

Balance, December 31, 2015   77,361,408     77,362      3,387,780      303,422       159,301     (3,467,465)       460,400

Stock issued for cash         2,500,000      2,500         60,000           --            --             --         62,500
Stock based compensation             --         --             --           --        22,034             --         22,034
Net loss                             --         --             --           --            --       (140,021)      (140,021)
                            -----------   --------    -----------    ---------     ---------    -----------     ----------
Balance, June 30, 2016       79,861,408   $ 79,862    $ 3,447,780    $ 303,422     $ 181,335    $(3,607,486)    $  404,913
                            ===========   ========    ===========    =========     =========    ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                          Six Months           Six Months
                                                                            Ended                Ended
                                                                        June 30, 2016        June 30, 2015
                                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                                 $ (140,021)          $ (130,331)
  Adjustment to reconcile net loss to net
   cash used in operating activities
     Stock based compensation                                                 22,034                   --
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                  (3,646)              (1,525)
     Increase (decrease) in accounts payable and accrued liabilities           6,262               (7,184)
                                                                          ----------           ----------
Net Cash Used in Operating Activities                                       (115,371)            (139,040)
                                                                          ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of long term investment                                           (11,700)                  --
                                                                          ----------           ----------
Net Cash Used in Investing Activities                                        (11,700)                  --
                                                                          ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITY:
  Shares issued for cash                                                      62,500                   --
  Cash from properties                                                       230,000
                                                                          ----------           ----------
Net Cash Used in Financing Activities                                        292,500                   --
                                                                          ----------           ----------

Decrease in cash                                                             165,429             (139,040)
Cash, beginning of period                                                    191,465              379,512
                                                                          ----------           ----------
Cash, end of period                                                       $  356,894           $  240,472
                                                                          ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                  $       --           $       --
                                                                          ==========           ==========
  Cash paid for income taxes                                              $       --           $       --
                                                                          ==========           ==========
NON-CASH TRANSACTIONS:
  Marketable securities received as consideration for mineral
   property option                                                        $  248,000           $       --
                                                                          ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                            June 30, 2016 (Unaudited)


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

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                            June 30, 2016 (Unaudited)


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

MINERAL PROPERTIES
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2016 and 2015, respectively.

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

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                            June 30, 2016 (Unaudited)


NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2016 and December 31, 2015:

                                           June 30, 2016       December 31, 2015
                                           -------------       -----------------
Bonds                                        $ 26,061              $ 26,061
Transfer agent fees                             1,964                 3,927
Insurance                                      12,675                 5,633
Office Misc                                       225                   520
Investor relations                              6,300                 7,438
                                             --------              --------
Total prepaid expenses                       $ 47,225              $ 43,579
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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of June 30, 2016, the Company has contributed $116,700 recorded a loss on investment of $32,703.

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at June 30, 2016, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of June 30, 2016.

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                            June 30, 2016 (Unaudited)


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

To date, the Company has received $100,000 and 200,000 common shares in relation to the option agreement.

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

On May 3, 2016, the Company entered into an agreement with respect to the Fish Lake Property whereby the purchaser may earn an 80% interest in the property for payments of $100,000, 300,000 shares and work performed on the property over the next three years totaling $600,000. Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000. The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

To date, the Company has received $100,000 and 100,000 common shares in relation to the option agreement.

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                            June 30, 2016 (Unaudited)


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

During the quarter ended June 30, 2016, the Company issued 2,300,000 common shares for gross proceeds of $57,000 related to a private placement.

During the quarter ended June 30, 2016, the Company issued 200,000 common shares for gross proceeds of $5,000 pursuant to the exercise of stock options.

There were 79,861,408 shares of common stock issued and outstanding as of June 30, 2016.

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
Expected life of options                      3 years                5 years

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                            June 30, 2016 (Unaudited)


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
Expected life of options                                          4.90 years

The following table summarizes the stock options outstanding at June 30, 2016:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date        June 30, 2016
----------           ------      -----       -----------        -------------
May 31, 2012         100,000     $0.045     May 31, 2017            100,000
March 15, 2013       200,000     $0.045     March 15, 2018          200,000
November 12, 2014    700,000     $0.045     November 12, 2019       700,000
February 10, 2016    650,000     $0.025     January 8, 2022         650,000

Total stock-based compensation for the periods ended June 30, 2016 and 2015 was $22,034 and $0, respectively.

NOTE 6 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Lithium Corporation and our wholly-owned subsidiary Lithium Royalty Corp., a Nevada company, unless otherwise indicated.

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

Our current operational focus is to monitor exploration progress of our partners on our Fish Lake Valley and San Emidio projects, generate new exploration properties focusing primarily on Nevada, and conduct exploration activities on the those new prospects and on the BC Sugar property in British Columbia.

We are currently evaluating the opportunities that the Summa lands present (the Hughes Claims), while also evaluating opportunities brought to our company by third parties.

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

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C. Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada. On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement. The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property over three years in the amount of $1,100,000. 1032701 then has a Subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within one year of earning the 80% by paying the Company a further $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional $1,000,000. Should the Purchaser elect not to exercise the Subsequent Earn-In, a joint venture will be established. During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal agreement. Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire 1032701 B.C. Ltd and the right to acquire the Fish Lake Valley Property. Menika Mining completed the acquisition of 1032701 and fulfilled the initial obligations of the Fish Lake Valley Earn-In-Agreement in April of 2016.

In April of 2016 our company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary is a Nevada Corporation and is the entity in which we plan to build a portfolio of lithium mineral property royalties. Also in April of 2016 Lithium Royalty Corp. gained 100% control of a lithium property consisting of a block of mineral claims named the North Big Smokey Property.

On May 11, 2016, we issued a news release announcing that effective May 3, 2016 our company has entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement are; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C.
Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the next three years to earn an 80% interest in the property. 1067323 then has a subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an additional $1,000,000. Should the Purchaser elect not to exercise the Subsequent Earn-In, a joint venture will be established. The first tranche of cash and shares are to be issued within 30 days of the signing of the formal agreement.

On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smokey Property through a Property Acquisition Agreement with the private company 1069934 Nevada Ltd. ("Purchaser"). Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd., Lithium Royalty Corp. retained a 2.5% Net Smelter Royalty ("Vendor NSR")on the North Big Smokey Property and the Purchaser has the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%.

Our company intends to continue generating additional lithium brine properties in Nevada and conduct exploration on our BC Sugar flake graphite property in British Columbia, while tracking progress at Fish Lake Valley and San Emidio and also determining further plans of action with respect to our Mount Heimdal flake graphite property in British Columbia. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the "Howard Hughes" Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

We have signed an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.

1067323 B.C. Ltd., may acquire an initial 80% undivided interest in the San Emidio property through the payment of an aggregate of US$100,000 in cash, completing a Going Public Transaction and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 300,000 common shares in the capital of the Resulting Issuer as follows:

     * Within 30 days of the Effective Date pay $100,000 to our company and issue 100,000 common shares of the TSX-V listed public company.
     * On or before the first anniversary of the signing of the Definitive Agreement issue 100,000 common shares of the Optionee/TSX-V listed public company.

     * On or before the second anniversary of the signing of the definitive agreement issue 100,000 common shares of the Optionee/TSX-V listed public company.

The Optionee must make qualified exploration or development expenditures on the property of $100,000 before the first anniversary, an additional $200,000 before the second anniversary, an additional $300,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, Optionee has the right to purchase our 20% interest in the property for $1,000,000, at which point the our interest would revert to a 2 1/2% Net Smelter Royalty (NSR). The Optionee may then elect at any time to purchase one half of our NSR for $1,000,000.

On May 24, 2016, 1067323 B.C. Ltd. was acquired by American Lithium  Corp.(TSXV:
LI) In connection with the acquisition of 1067323 and in accordance with the Exploration Earn-In Agreement, 100,000 common shares were issued to our company. In addition, we received payment of $100,000.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2016  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2015

We had a net loss of $52,134 for the three month period ended June 30, 2016, which was $6,094 less than the net loss of $58,228 for the three month period ended June 30, 2015. The change in our results over the two periods is primarily the result of decreases in professional fees, exploration expenses and investor relations expense.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2016 and 2015:

                                                                  Change Between
                                                                    Three Month
                                                                   Period Ended
                                  Three Months    Three Months     June 30, 2016
                                     Ended           Ended             and
                                    June 30,        June 30,         June 30,
                                      2016            2015             2015
                                    --------        --------         --------
Professional fees                   $  9,750        $  6,747         $  3,003
Exploration expenses                  15,673          10,922            4,751
Consulting fees                       11,304          21,300           (9,996)
Insurance expense                      5,633           4,266            1,367
Investor relations                     3,121           2,685              436
Transfer agent and filing fees         2,607           3,705           (1,098)
Travel                                   663           6,094           (5,431)
General and administrative             3,383           2,623              760
Interest/Other income                      0            (114)             114
                                    --------        --------         --------
Net loss                            $(52,134)       $(58,228)        $ (6,094)
                                    ========        ========         ========

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

We had a net loss of $140,021 for the six month period ended June 30, 2016, which was $9,690 more than the net loss of $130,331 for the six month period ended June 30, 2015. The change in our results over the two periods is primarily the result of decreased spending while pursuing financing and/or joint venture deals to explore our properties.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2016 and 2015:

                                                                  Change Between
                                                                    Six Month
                                                                   Period Ended
                                   Six Months      Six Months     June 30, 2016
                                     Ended           Ended             and
                                    June 30,        June 30,         June 30,
                                      2016            2015             2015
                                   ----------      ----------       ----------
Professional fees                  $   22,190      $   19,364       $    2,826
Exploration expenses                   32,693          27,794            4,899
Consulting fees                        29,304          46,200          (16,896)
Insurance expense                       9,858           8,638            1,220
Investor relations                     10,404           6,060            4,344
Stock based compensation               22,034               0           22,034
Transfer agent and filing fees          5,213           5,980             (767)
Travel                                  3,448          10,554           (7,106)
General and administrative              4,897           5,855             (958)
Interest/Other income                     (20)           (114)             (94)
                                   ----------      ----------       ----------
Net loss                           $ (140,021)     $ (130,331)      $    9,690
                                   ==========      ==========       ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2016 reflects current assets of $665,819. We had cash in the amount of $356,894 and working capital in the amount of $161,057 as of June 30, 2016. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                         At             At
                                                      June 30,      December 31,
                                                        2016           2015
                                                     ----------     ----------
Current assets                                       $  665,819     $  235,744
Current liabilities                                     504,762          7,500
                                                     ----------     ----------
Working capital                                      $  161,057     $  228,244
                                                     ==========     ==========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                         Six Months Ended
                                                              June 30,
                                                         2016           2015
                                                      ----------     ----------
Net cash (used in) operating activities               $ (115,371)    $ (139,039)
Net cash (used in) investing activities                  (11,700)            --
Net cash provided by (used in) financing activities      292,500             --
                                                      ----------     ----------
Net (decrease) in cash during period                  $  165,429     $ (139,039)
                                                      ==========     ==========

OPERATING ACTIVITIES

Net cash used in operating activities during the six months ended June 30, 2016 was $115,371, a decrease of $23,669 from the $139,039 net cash outflow during the six months ended June 30, 2015.

INVESTING ACTIVITIES

Cash used in investing activities during the six months ended June 30, 2016 was $11,700, which was a $11,700 increase from the $Nil cash used in investing activities during the six months ended June 30, 2015.

FINANCING ACTIVITIES

Cash from financing activities during the six months ended June 30, 2016 was $292,500 as compared to $Nil in cash provided by financing activities during the six months ended June 30, 2015.

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
                                                          ========

To date we have relied on proceeds from the sale of our shares and on loans from our sole officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $165,429 as of June 30, 2016, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2016 and 2015, respectively.

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

On May 3, 2016, the case in the 5th Judicial District Court of Nevada was dismissed against the appearing defendants with prejudice, and those defendants, including our company, were awarded legal fees and costs to be paid by the plaintiff and the case is currently pending an order from the Court. The Federal case filed in the United States District Court, District of Nevada is currently pending a motion to dismiss and we expect a similar outcome as the State case in the 5th Judicial District Court of Nevada. Our company believes that the remaining case in U.S. Federal Court is baseless, without merit and is purely a nuisance lawsuit.

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

(21)     SUBSIDIARIES OF THE REGISTRANT

21.1     Lithium Royalty Corp, a Nevada corporation

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

                                         LITHIUM CORPORATION
                                            (Registrant)


Dated: August 15, 2016                   /s/ Brian Goss
                                         ---------------------------------------
                                         Brian Goss
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)