Form 10-Q
period 2016-09-30
Lithium Corp
filed 2016-11-14
CIK 1415332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2016
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
81,954,075 common shares issued and outstanding as of November 14, 2016

                               LITHIUM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           26

Item 4.  Controls and Procedures                                              26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27

Item 1A. Risk Factors                                                         27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          27

Item 3.  Defaults Upon Senior Securities                                      27

Item 4.  Mine Safety Disclosures                                              28

Item 5.  Other Information                                                    28

Item 6.  Exhibits                                                             28

SIGNATURES                                                                    30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the six month period ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

                               LITHIUM Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                              September 30,           December 31,
                                                                                  2016                   2015
                                                                              ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $    305,217           $    191,465
  Marketable securities                                                            123,484                     --
  Deposits                                                                             700                    700
  Prepaid expenses                                                                  43,724                 43,579
                                                                              ------------           ------------
Total  Current Assets                                                              473,125                235,744

OTHER ASSETS
  Investment                                                                        88,997                 72,297
  Mineral properties                                                               159,859                159,859
                                                                              ------------           ------------

TOTAL ASSETS                                                                  $    721,981           $    467,900
                                                                              ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                    $      5,963           $      7,500
  Allowance for optioned properties                                                491,000                     --
                                                                              ------------           ------------
TOTAL CURRENT LIABILITIES                                                          496,963                  7,500
                                                                              ------------           ------------

TOTAL LIABILITIES                                                                  496,963                  7,500
                                                                              ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, 3,000,000,000 shares authorized, par value $0.001;
   80,628,075 and 77,361,408 common shares outstanding, respectively                80,628                 77,362
  Additional paid in capital                                                     3,464,980              3,387,780
  Additional paid in capital - options                                             186,135                159,301
  Additional paid in capital - warrants                                            308,322                303,422
  Accumulated deficit                                                           (3,815,047)            (3,467,465)
                                                                              ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                         225,018                460,400
                                                                              ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    721,981           $    467,900
                                                                              ============           ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                                   Three Months       Three Months        Six Months         Six Months
                                                      Ended               Ended              Ended              Ended
                                                  September 30,       September 30,      September 30,      September 30,
                                                       2016               2015               2016               2015
                                                   ------------       ------------       ------------       ------------
REVENUE                                            $         --       $         --       $         --       $         --
                                                   ------------       ------------       ------------       ------------
OPERATING EXPENSES
  Professional fees                                       7,212              6,104             29,402             25,468
  Exploration expenses                                    7,172             24,025             39,865             51,819
  Consulting fees                                        47,218             19,000             76,522             65,200
  Insurance expense                                       4,225              4,225             14,083             12,863
  Investor relations                                      3,750              3,675             14,154              9,735
  Stock based compensation                                   --                 --             22,034                 --
  Transfer agent and filing fees                          2,196                930              7,409              6,910
  Travel                                                    606                510              4,054             11,064
  General and administrative expenses                     2,698              1,394              7,595              7,249
                                                   ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                 75,077             59,863            215,118            190,308
                                                   ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                    (75,077)           (59,863)          (215,118)          (190,308)

OTHER INCOME (EXPENSES)
  Other income                                            4,990                 --              4,990                 --
  Change in fair value of marketable securities        (137,516)                --           (137,516)                --
  Interest income                                            42                 36                 62                150
                                                   ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                           (132,484)                36           (132,464)               150
                                                   ------------       ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                               (207,561)           (59,827)          (347,582)          (190,158)

PROVISION FOR INCOME TAXES                                   --                 --                 --                 --
                                                   ------------       ------------       ------------       ------------

NET LOSS                                           $   (207,561)      $    (59,827)      $   (347,582)      $   (190,158)
                                                   ============       ============       ============       ============

NET LOSS PER SHARE: BASIC AND DILUTED              $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                                   ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                   80,281,921         74,661,408         78,789,491         74,661,408
                                                   ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                  Statements of Stockholders' Equity (Deficit)


                                                                     Additional    Additional
                                   Common Stock         Additional    Paid-in        Paid-in                        Total
                                ------------------       Paid-in      Capital -      Capital -   Accumulated    Stockholders'
                                Shares      Amount       Capital      Warrants       Options       Deficit         Equity
                                ------      ------       -------      --------       -------       -------         ------
Balance, December 31, 2014    74,661,408   $ 74,662    $ 3,368,453    $ 257,949     $ 159,301    $(3,184,726)    $  675,639

Stock issued for cash          2,700,000      2,700         19,327       45,473            --             --         67,500
Net loss                              --         --             --           --            --       (282,739)      (282,739)
                             -----------   --------    -----------    ---------     ---------    -----------     ----------

Balance, December 31, 2015    77,361,408     77,362      3,387,780      303,422       159,301     (3,467,465)       460,400

Stock issued for cash          2,300,000      2,300         55,200           --            --             --         57,500
Stock issued on stock
 option exercise                 200,000        200             --           --         4,800             --          5,000
Stock issued on stock
 warrant exercise                100,000        100             --        4,900            --             --          5,000
Stock issued for services        666,667        666         22,000           --            --             --         22,666
Stock based compensation              --         --             --           --        22,034             --         22,034
Net loss                              --         --             --           --            --       (347,582)      (347,582)
                             -----------   --------    -----------    ---------     ---------    -----------     ----------

Balance, September 30, 2016   80,628,075   $ 80,628    $ 3,464,980    $ 308,322     $ 186,135    $(3,815,047)    $  225,018
                             ===========   ========    ===========    =========     =========    ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine Months          Nine Months
                                                                             Ended                Ended
                                                                          September 30,        September 30,
                                                                              2016                 2015
                                                                           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                                  $ (347,582)          $ (190,158)
  Adjustment to reconcile net loss to net
   cash used in operating activities
     Stock based compensation                                                  22,034                   --
     Change in fair value of marketable securities                            137,516                   --
     Stock issued in exchange for services                                     22,666                   --
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                     (145)               2,773
     Increase (decrease) in accounts payable and accrued liabilities           (1,537)             (12,410)
                                                                           ----------           ----------
Net Cash Used in Operating Activities                                        (167,048)            (199,795)
                                                                           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of long term investment                                            (16,700)              (5,000)
                                                                           ----------           ----------
Net Cash Used in Investing Activities                                         (16,700)              (5,000)
                                                                           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Shares issued for cash                                                       67,500                   --
  Cash from properties                                                        230,000                   --
                                                                           ----------           ----------
Net Cash Provided by Financing Activities                                     297,500                   --
                                                                           ----------           ----------

Increase in cash                                                              113,752             (204,795)
Cash, beginning of period                                                     191,465              379,512
                                                                           ----------           ----------

Cash, end of period                                                        $  305,217           $  174,717
                                                                           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                   $       --           $       --
                                                                           ==========           ==========
  Cash paid for income taxes                                               $       --           $       --
                                                                           ==========           ==========
NON-CASH TRANSACTIONS:
  Marketable securities received as consideration for mineral
   property option                                                         $  248,000           $       --
                                                                           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2016 (Unaudited)


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

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2016 (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Financial Instruments
The Company's financial instruments consist of cash, deposits, marketable securities, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2016 and 2015, respectively.

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

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2016 (Unaudited)


NOTE 2 - PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2016 and December 31, 2015:

                                          September 30,          December 31,
                                              2016                   2015
                                            --------               --------
Bonds                                       $ 15,973               $ 26,061
Transfer agent fees                              981                  3,927
Insurance                                      8,450                  5,633
Office Misc                                    1,356                    520
Consulting                                     5,714                     --
Investor relations                            11,250                  7,438
                                            --------               --------
Total prepaid expenses                      $ 43,724               $ 43,579
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

The investment has been accounted for using the equity method of accounting. As such, the Company shall record its proportionate share of income or loss in the investment. As of September 30, 2016, the Company has contributed $121,700 recorded a loss on investment of $32,703.

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

     1st Disbursement: Within 10 days of signing agreement (paid) 2nd Disbursement: within 10 days of June 30, 2009 (paid)
     3rd Disbursement: within 10 days of December 30, 2009 (paid) 4th Disbursement: within 10 days of March 31, 2010 (paid)
     5th Disbursement: within 10 days of June 30, 2010 (paid)
     6th Disbursement: within 10 days of September 30, 2010 (paid) 7th Disbursement: within 10 days of December 31, 2010 (paid) 8th Disbursement: within 10 days of March 31, 2011 (paid)

As at September 30, 2016, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of September 30, 2016.

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2016 (Unaudited)


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

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2016 (Unaudited)


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

On October 15, 2015, the Company issued 2,700,000 shares of its common stock for proceeds of $67,500.

During the period ended September 30, 2016, the Company issued 2,300,000 common shares for gross proceeds of $57,500 related to a private placement.

During the period ended September 30, 2016, the Company issued 200,000 common shares for gross proceeds of $5,000 pursuant to the exercise of stock options.

During the period ended September 30, 2016, the Company issued 100,000 common shares for gross proceeds of $5,000 pursuant to the exercise of warrants.

During the period ended September 30, 2016, the Company issued 666,667 common shares in relation to a services agreement dated April 1, 2016.

There were 80,628,075 shares of common stock issued and outstanding as of September 30, 2016.

WARRANTS

On October 15, 2015, the Company issued 2,700,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing. The fair value of the warrants has been measured at $45,473.

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2016 (Unaudited)


NOTE 5 - CAPITAL STOCK (CONTINUED)

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
Expected life of options                                          4.90 years

                               LITHIUM Corporation
                   Notes to the Condensed Financial Statements
                         September 30, 2016 (Unaudited)


NOTE 5 - CAPITAL STOCK (CONTINUED)

Stock Based Compensation (continued)

The following table summarizes the stock options outstanding at September 30, 2016:

                                                                Outstanding at
Issue Date           Number      Price       Expiry Date      September 30, 2016
----------           ------      -----       -----------      ------------------
May 31, 2012         100,000     $0.045     May 31, 2017            100,000
March 15, 2013       200,000     $0.045     March 15, 2018          200,000
November 12, 2014    700,000     $0.045     November 12, 2019       700,000
February 10, 2016    650,000     $0.025     January 8, 2022         650,000

Total stock-based compensation for the periods ended September 30, 2016 and 2015 was $22,034 and $0, respectively.

NOTE 6 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Our current operational focus is to monitor exploration progress of our partners on our Fish Lake Valley and San Emidio projects, generate new exploration properties focusing primarily on Nevada, and conduct exploration activities on those new prospects and on the BC Sugar property in British Columbia.

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

On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smokey Property through a Property Acquisition Agreement with the private company 1069934 Nevada Ltd. ("Purchaser"). Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd., Lithium Royalty Corp. retained a 2.5% Net Smelter Royalty ("Vendor NSR") on the North Big Smokey Property and the Purchaser has the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%.

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

American Lithium is conducting an ongoing exploration program on our Fish Lake Valley claim package as well as other land around our claims. Surface sampling and limited drilling has been conducted and results have been made public through press releases made by American Lithium. We expect to receive a complete accounting of exploration done on our claims as well as the associated data in early 2017.

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

The Mount Heimdal  property is comprised of one mineral claims,  which encompass
292.59 acres (118.4 hectares) of highly metamorphosed rock. The property is roughly six miles (10 kms) south of Eagle Graphite's Black Crystal quarry, and is located within the same package of gneisses, graphite mineralized marbles, and calc-silicate gneisses. Data from BC Geological Survey assessment reports indicate that mineralization grading up to 4.8% graphitic carbon may be located on the property.

Pursuant to the terms of the original agreement, we were required to spend $15,000 in exploration on the property and complete an assessment report by November 30, 2013, and upon successful completion of the program and the report, our company was to earn a 100% interest in the claims, subject to a 1.5% net overriding royalty to the vendor from the proceeds of production.

Prospecting work was performed on the Mount Heimdal property in June/July 2013 and several mineralized zones were noted here, the best of which graded 3.72% flake graphite. In August 2014, an exploration crew was mobilized to further explore the Mount Heimdal flake graphite property. The program focused on flake graphite mineralization discovered on the property during the brief program undertaken in 2013, while exploring other areas of the property that were felt to also be prospective for hosting flake graphite mineralization. No further significant mineralization was found, and our company is considering options for this property moving forward.

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. That work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work program was performed in September 2014 to ensure all claims in the package were in good standing prior to the anticipated sale of this asset to Pathion. Recommendations were made by the consulting geologist who wrote the assessment report with respect to trenching, and eventually drilling the Weather Station showing. Our company submitted a Notice of Work to the BC Government in early May 2015 to enable our company to conduct a program of excavator trenching, sampling and geological mapping on the Weather Station showing. In May of 2015 we signed an agreement with KLM Geosciences LLC of Las Vegas to conduct a short Ground Penetrating Radar (GPR) survey on the property in the Weather Station - Taylor Creek areas. The GPR survey as well as a GEM-2 electromagnetic (EM) survey took place in approximately mid-May 2015. The GPR survey did not provide useful data because of the moisture saturation in the shallow subsurface. The EM survey successfully generated an anomaly over known mineralization as well as extended the anomaly to the west under an area of cover consisting of glacial/fluvial till. Lithium Corporation is pleased with the results of the EM survey and is considering modifying our work plans to include additional work that builds on the results of this survey. In August of 2015 our Notice of Work for trenching was approved by the BC Government and in October we commenced work. A trench was excavated and graphitic gneiss was mapped and sampled. The trench commenced in a friable biotitic quartz graphitic gneiss, and extended for approximately 85 meters, terminated in similar material. There was an approximately 12 meter section of the trench that consisted of sand, and fluvial till in a stream bed where the excavator could not reach the graphitic material that is believed to possibly exist at depths greater than 5 meters due to constant caving. Also there was a 4 meter section at depths from 4.8 to 5 meters where graphite mineralization could be seen at depth, where sampling had to done higher up in the trench after back filling due to safety reasons.

Trench sampling encountered 69 meters that averaged 1.997% graphitic carbon that remains open to the north, and to the south. Within that interval there was a 30 meter section that averaged 2.73% graphitic carbon, and within that interval there was a 12 meter section that averaged 2.99% graphitic carbon. The best mineralization, and most friable material is proximal to an abandoned creek channel, and it appears that proximity to this feature gave rise to the deep weathering profile encountered here.

The Fall 2015 trenching program determined that the zone of friable graphite mineralization is quite consistent, and extends further than anticipated, and that locally this weathering can extend to moderate depths.

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

GENERATIVE PROGRAMS

In June 2016 our company entered in to a generative Agreement with Idaho North Resources (OTC Pink: IDAH) in which the two companies proposed to identify and acquire prospective lithium exploration properties in a 50/50 partnership. Subsequently the "Big Lithium" prospect was staked within that partnership.

Lithium Corporation has also independently staked additional lithium exploration properties, the Buena vista Property and the Salt Wells Property. The company intends to sell, option, or joint venture these properties and is currently pursuing those agreements to the best of its' ability.

We are currently  pursuing other properties which are believed to be prospective
for  hosting  lithium  or  graphite   mineralization,   as  well  as  evaluating
opportunities brought to our company by third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER, 2015

We had a net loss of $207,561 for the three month period ended September 30, 2016, which was $147,734 more than the net loss of $59,827 for the three month period ended September 30, 2015. The change in our results over the two periods is primarily the result of a decrease in the fair value of marketable securities held by the Company combined with increases in consulting fees offset by a reduction in exploration expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2016 and 2015:

                                                               Change Between
                                                              Three Month Period
                                                                   Ended
                                Three Months   Three Months   September 30, 2016
                                   Ended          Ended             and
                                September 30,  September 30,    September 30,
                                    2016           2015             2015
                                 ----------     ----------       ----------
Professional fees                $    7,212     $    6,104       $    1,108
Exploration expenses                  7,172         24,025          (16,853)
Consulting fees                      47,218         19,000           28,218
Insurance expense                     4,225          4,225               --
Investor relations                    3,750          3,675               75
Transfer agent and filing fees        2,196            930            1,266
Travel                                  606            510               96
General and administrative            2,698          1,394            1,304
Interest/Other income               132,484            (36)         132,520
                                 ----------     ----------       ----------
Net loss                         $ (207,561)    $  (59,827)      $ (147,734)
                                 ==========     ==========       ==========

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

We had a net loss of $347,582 for the nine month period ended September 30, 2016, which was $157,424 more than the net loss of $190,158 for the nine month period ended September 30, 2015. The change in our results over the two periods is primarily the result of a decrease in the fair value of marketable securities held by the Company combined with a charge for stock based compensation, increase in consulting fees offset by decreases in exploration expenses and travel.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2016 and 2015:

                                                               Change Between
                                                              Nine Month Period
                                                                   Ended
                                Nine Months    Nine Months   September 30, 2016
                                   Ended          Ended             and
                                September 30,  September 30,    September 30,
                                    2016           2015             2015
                                 ----------     ----------       ----------
Professional fees                $   29,402     $   25,468       $    3,934
Exploration expenses                 39,865         51,819          (11,954)
Consulting fees                      76,522         65,200           11,322
Insurance expense                    14,083         12,863            1,220
Investor relations                   14,154          9,735            4,419
Stock based compensation             22,034             --           22,034
Transfer agent and filing fees        7,409          6,910              499
Travel                                4,054         11,064           (7,010)
General and administrative            7,595          7,249              346
Interest/Other income               132,464           (150)         132,614
                                 ----------     ----------       ----------
Net loss                         $  347,582     $ (190,158)      $  157,424
                                 ==========     ==========       ==========

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2016 reflects current assets of $473,125. We had cash in the amount of $305,217 and a working capital deficit in the amount of $23,838 as of September 30, 2016. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

WORKING CAPITAL

                                                      At                At
                                                 September 30,      December 31,
                                                     2016              2015
                                                  ----------        ----------
Current assets                                    $  473,125        $  235,744
Current liabilities                                  496,963             7,500
                                                  ----------        ----------
Working capital (deficiency)                      $  (23,838)       $  228,244
                                                  ==========        ==========

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                        2016            2015
                                                     ----------      ----------
Net cash (used in) operating activities              $ (167,048)     $ (199,795)
Net cash (used in) investing activities                 (16,700)         (5,000)
Net cash provided by (used in) financing activities     297,500              --
                                                     ----------      ----------
Net (decrease) in cash during period                 $  113,752      $ (204,795)
                                                     ==========      ==========

OPERATING ACTIVITIES

Net cash used in operating activities during the nine months ended September 30, 2016 was $167,048, a decrease of $32,747 from the $199,795 net cash outflow during the nine months ended September 30, 2015.

INVESTING ACTIVITIES

Cash used in investing activities during the nine months ended September 30, 2016 was $16,700, which was a $11,700 increase from the $5,000 cash used in investing activities during the nine months ended September 30, 2015.

FINANCING ACTIVITIES

Cash from financing activities during the nine months ended September 30, 2016 was $297,500 as compared to $Nil in cash provided by financing activities during the nine months ended September 30, 2015.

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
                                                          ========

To date we have relied on proceeds from the sale of our shares and on loans from our sole officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $305,217 as of September 30, 2016, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

MINERAL PROPERTIES

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.
Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $nil and $nil was recorded during the periods ended September 30, 2016 and 2015, respectively.

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

In December, 2015 two cases were filed against our company; the first was filed in the United States District Court, District of Nevada by Jablonski Enterprises, Ltd. against several defendants, including our company, Summa, LLC, Henry Tonking, GIS Land Services, Greg Ekins, the Nye County Assessor, the Mapping Administrator for Nye County, the Nye County District Attorney and the Nye County Deputy District Attorney with respect to Summa, LLC's efforts to change the record name on the assessor's tax roles from Jablonski Enterprises to Summa, LLC pursuant to a prior court order issued by the Clark County District Court. The second identical case was filed in the 5th Judicial District Court of Nevada against the same defendants, including our company, and is regarding the same issues.

On May 3, 2016, the case in the 5th Judicial District Court of Nevada was dismissed against the appearing defendants with prejudice, and those defendants, including our company, were awarded legal fees and costs to be paid by the plaintiff and the case is currently pending an order from the Court. The plaintiff has filed an appeal to the Supreme Court of Nevada and at this time the appeal to the Supreme Court is pending. The Federal case filed in the United States District Court, District of Nevada is currently pending a motion to dismiss and we expect a similar outcome as the State case in the 5th Judicial District Court of Nevada. Our company believes that the remaining case in U.S. Federal Court is baseless, without merit and is purely a nuisance lawsuit.

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

                                         LITHIUM CORPORATION
                                            (Registrant)


Dated: November 14, 2016                 /s/ Brian Goss
                                         ---------------------------------------
                                         Brian Goss
                                         President, Treasurer, Secretary and
                                         Director (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)