Form 10-K
period 2016-12-31
Lithium Corp
filed 2017-04-12
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [             ] to [            ]

Commission file number 000-54332

LITHIUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0530295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Railroad St, Suite 102B., Elko, Nevada	89801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (775) 410-5287

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016,the last business day of the registrant’s most recently completed second fiscal quarter, was $4,473,861 based on a $0.08825 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

84,965,312 common shares as of April 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Lithium Corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on January 30, 2007 under the name “Utalk Communications Inc.”. At inception, we were a development stage corporation engaged in the business of developing and marketing a call-back service using a call-back platform. Because we were not successful in implementing our business plan, we considered various alternatives to ensure the viability and solvency of our company.

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

Also effective September 30, 2009, we changed our name from “Utalk Communications, Inc.” to “Lithium Corporation”, by way of a merger with our wholly owned subsidiary Lithium Corporation, which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 1, 2009 under the stock symbol “LTUM”. Our CUSIP number is 536804 107.

On October 9, 2009, we entered into a share exchange agreement with Nevada Lithium and the shareholders of Nevada Lithium. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Nevada Lithium occurred on October 19, 2009. In accordance with the closing of the share exchange agreement, we issued 12,350,000 shares of our common stock to the former shareholders of Nevada Lithium in exchange for the acquisition, by our company, of all of the 12,350,000 issued and outstanding shares of Nevada Lithium. Also, pursuant to the terms of the share exchange agreement, a director of our company cancelled 220,000,000 restricted shares of our common stock. Nevada Lithium’s corporate status was allowed to lapse and the company’s status with the Nevada Secretary of State has been revoked.

In June 2013, we purchased a claim in the Cherryville,  BC area for 250,000  shares of our common stock.  The claim area is known as the BC Sugar Property, and since this time we expanded the claim block considerably, and then have allowed a number of the less prospective claims to lapse.  The company’s holdings here are currently 1422 acres (575.67 hectares). In January, 2014, we agreed to buy back the shares issued pursuant to the June agreement for $2,500.

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

Our current operational focus is to conduct exploration activities on the tantalum-niobium properties we are optioning, and the BC Sugar property – all in British Columbia, and to verify and validate exploration activities conducted by our partners at Fish Lake Valley, San Emidio, and Salt Wells, and generate additional prospects for our exploration portfolio.

On February 16, 2017 we issued a news release announcing that we had signed a letter of intent with Nevada Sunrise Gold Corp. with respect to our Salt Wells lithium in brine prospect located in Churchill County Nevada.

Under the terms of the  agreement NEV (TSX-V - NEV, OTC - NVSGF) may earn a 100% interest in the  Property  subject to a 2% Net Smelter  Royalty  (NSR) by making staged  payments  of cash and shares  over the next two years.  The terms are;

•	$10,000 non-refundable deposit on signing the LOI
•	$15,000 & issue 400,000 common shares of NEV on the later of TSX-V approval or the signing of a formal definitive agreement
•	$50,000 & 500,000 shares - 1st anniversary
•	$75,000 & 600,000 shares - 2nd anniversary

NEV will pay all claim and other property  related fees during the earn-in phase of the  agreement,  and will also retain the right to purchase  one half (1%) of the NSR at any time up until the third  anniversary of the signing of the formal agreement  for  $1,000,000.

We conducted exploration on the Property that culminated in a multiple phase - shallow direct push drilling program in 2011.  Results from that program were inconclusive, and with the then looming substantial increase of Federal claim fees, it was decided to put the Property in abeyance and concentrate our efforts elsewhere. The Company is looking forward to assisting Nevada Sunrise Gold Corp. in developing this prospect in any way that we can, and look forward to a continuing association with them.

On March 2, 2017 we issued a news release announcing that we had signed a letter of intent with Bormal Resources Inc. with respect to three Tantalum-Niobium properties (Michael, Yeehaw, and Three Valley Gap) located in British Columbia, Canada.

The Michael property in the Trail Creek Mining Division was originally staked to cover one of the most compelling tantalum (Ta) in stream sediment anomalies as seen in the government RGS database in British Columbia.  Bormal conducted a stream sediment sampling program in 2014, and determined that the tantalum-niobium in stream sediment anomaly here is bona fide, and in the order of 6 kilometers in length.  In November of 2016 Lithium Corporation conducted a short soil geochemistry orientation program on the property as part of its due diligence, and determined that there are elevated levels of Niobium-Tantalum in soils here.

Also in the general area of the Michael property the Yeehaw property has been staked over a similar but lower amplitude Tantalum/REE in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.

The third property – Three Valley Gap, is in the Revelstoke Mining Division and is situated in a locale where several Nb-Ta enriched carbonatites have been noted to occur.  A brief field program by Bormal in 2015 located one of these carbonatites, and concurrent soil sampling determined that the soils here are enriched with Nb-Ta over the known carbonatite, and indicated that there are other geochemical anomalies locally that may indicate that more carbonatites exist here and are shallowly buried.

On February 16, 2016, we issued a news release  announcing  that our company has entered into a letter of intent with 1032701 B.C.  Ltd. with respect to our Fish Lake Valley lithium brine  property in Esmeralda  County,  Nevada.  On March 10, 2016 we issued a news  release  announcing  the  signing of the Fish Lake Valley Earn-In  Agreement.  The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then has a  Subsequent Earn-In option to purchase Lithium Corporation's  remaining 20% working interest within one year of earning the 80% by paying the  Company a further  $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional  $1,000,000.  Should the Purchaser elect  not  to  exercise  the  Subsequent  Earn-In,  a  joint  venture  will  be established.  During the Joint  Venture,  should either party be diluted below a 10% working  interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal  agreement.  Menika Mining,  a publicly traded company on the TSX Venture  Exchange  trading  under the symbol MML announced on March 8, 2016 that it  intended  to acquire  1032701 B.C.  Ltd and the right to acquire the Fish Lake Valley  Property.  Menika Mining completed the acquisition of 1032701 B.C. and  fulfilled  the  initial  obligations  of the Fish Lake  Valley Earn-In-Agreement in April of 2016.  To date, we have received $200,000 and 300,000 common shares in relation to the Fish Lake option agreement.

In April of 2016 our  company  established  a  wholly  owned  subsidiary  called Lithium  Royalty Corp. The subsidiary is a Nevada  Corporation and is the entity in which we plan to build a portfolio  of lithium  mineral  property  royalties. Also in April of 2016  Lithium  Royalty  Corp.  gained 100% control of a lithium property  consisting  of a block of  mineral  claims  named the North Big Smoky Property.

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.  The terms of the formal agreement are;  payment of  $100,000,  issuance of 300,000  common  shares of 1067323 B.C. Ltd.,  or of the  publicly  traded  company  anticipated  to result from a Going Public  Transaction,  and work  performed on the property by the Optionee in the amount of  $600,000  over the next three  years to earn an 80%  interest  in the property.  1067323  then has a  subsequent  Earn-In  option to purchase  Lithium Corporation's  remaining 20% working  interest within three years of earning the 80% by paying our company a further $1,000,000,  at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an  additional  $1,000,000.  Should  the  Purchaser  elect not to  exercise  the Subsequent  Earn-In,  a joint venture will be established.  The first tranche of cash and  shares  have been issued.

On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the North Big Smoky  Property  through a Property  Acquisition  Agreement  with the private company 1069934 Nevada Ltd. ("Purchaser"). Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the "Purchaser  Parent",  1069934 B.C. Ltd.,  Lithium  Royalty Corp. retained a 2.5% Net Smelter Royalty ("Vendor NSR") on the North Big Smoky Property and the Purchaser has the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%.

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

Research and Development

We have not incurred any research and development expenditures over the last two fiscal years.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any “reserve” and any funds that we spend on exploration will probably be lost.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $281,630 as of December 31, 2016. At December 31, 2016, we had working capital deficit of $69,952. We incurred a net loss of $499,405 for the year ended December 31, 2016. We estimate our average monthly operating expenses to be approximately $35,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

Management has plans to seek additional capital through private placements of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our corporate head office is located at 1031 Railroad St., Ste 102B, Elko Nevada 89801, our monthly rent is $350, which also includes storage space for field gear.

Mineral Properties

Fish Lake Valley Property

Fish Lake Valley is a lithium/boron/potassium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda County in west central Nevada, and the area of greatest interest is roughly centered at 417050E 4195350N (NAD 27 CONUS). After staking numerous new claims in 2016 we currently hold 143, nominally 80-acre Association Placer claims that cover approximately 11,360 acres (4,597 hectares). Lithium-enriched Tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be economic, and amenable to extraction by evaporative methods.

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

Our company completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the fall of 2010. Near-surface brine sampling during the spring of 2011 outlined a boron/lithium/potassium anomaly on the northern portions of the northern playa, that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L (average 122.5 mg/L), with boron ranging from 1,500 to 2,670 mg/L (average 2,219 mg/L), and potassium from 5,400 to 8,400 mg/L (average 7,030 mg/L). Wet conditions on the playa precluded drilling there in 2011, and for a good portion of 2012, however a window of opportunity presented itself in late fall 2012. In November/December 2012 we conducted a short direct push drill program on the northern end of the playa, wherein a total of 1,240.58 feet (378.09 meters) was drilled in 20 holes at 17 discrete sites, and an area of 3,356 feet (1,023 meters) by 2,776 feet (846 meters) was systematically explored by grid probing. The deepest hole was 81 feet (24.69 meters), and the shallowest hole that produced brine was 34 feet (10.36 meters). The average depth of the holes drilled during the program was 62 feet (18.90 meters). The program successfully demonstrated that lithium-boron-potassium-enriched brines exist to at least 62 feet (18.9 meters) depth in sandy or silty aquifers that vary from approximately three to ten feet (one to three meters) in thickness. Average lithium, boron and potassium contents of all samples are 47.05 mg/L, 992.7 mg/L, and 0.535% respectively, with lithium values ranging from 7.6 mg/L to 151.3 mg/L, boron ranging from 146 to 2,160.7 mg/L, and potassium ranging from 0.1 to 1.3%. The anomaly outlined by the program is 1,476 by 2,461 feet (450 meters by 750 meters), and is not fully delimited, as the area available for probing was restricted due to soft ground conditions to the east and to the south. A 50 mg/L lithium cutoff is used to define this anomaly and within this zone average lithium, boron and potassium contents are 90.97 mg/L, 1,532.92 mg/L, and 0.88% respectively. On September 3, 2013, we announced that drilling had commenced at Fish Lake Valley. Due to storms and wet conditions in the area that our company had hoped to concentrate on, the playa was not passable, and so the program concentrated on larger step-out drilling well off the playa. This 11 hole, 1,025 foot program did prove that mineralization does not extend much, if at all, past the margins of the playa, as none of the fluids encountered in this program were particularly briny, and returned values of less than 5 mg/L lithium.

Results from the work done in the past by Lithium Corporation  have been very positive, and our company believes that the playa at Fish Lake Valley may be conducive to the formation of a “Silver Peak” style lithium brine deposit.

Early in 2016 the company signed an Exploration Earn-In Agreement with 1032701 B.C. LTD., a private British Columbia company with respect to our Fish Lake Valley lithium brine property, wherein 1032701 B.C. Ltd., may acquire an initial 80% undivided interest in the Fish Lake Valley property  through the payment of an aggregate of US$300,000 in cash, completing a “Going Public Transaction” on or before May 6, 2016, and subject to the completion of the “Going Public Transaction, arranging for the issuance of a total of 400,000 common shares in the capital of the resulting issuer as follows: (i) within five business days following the effective date,

•	Pay $100,000 to our company and issue 200,000 common shares of the TSX-V listed public company.
•	On or before the first anniversary of the signing of the Definitive Agreement pay $100,000 to our company and issue 100,000 common shares of the Optionee/TSX-V listed public company.
•	On or before the second anniversary of the signing of the definitive agreement pay $100,000 to our company and issue 100,000 common shares of the Optionee/TSX-V listed public company.

The Optionee must make qualified exploration or development expenditures on the property of $200,000 before the first anniversary, an additional $300,000 before the second anniversary, an additional $600,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, after the initial earn-in the Optionee has the right for up to 12 months to purchase our 20% interest in the property for $1,000,000, at which point our interest would revert to a 2 1/2% Net Smelter Royalty (NSR). The Optionee may then elect at any time to purchase one half (1.25%) of our NSR for $1,000,000.

American Lithium Corp. subsequently merged with 1032701 BC, and a formal option agreement was entered into, effective March 31st, 2016.  To date American Lithium has fulfilled all its duties under the agreement, although the company has yet to audit American Lithium’s exploration expenditures, or validate the exploration results they have published in the past 11 months.

San Emidio Property

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011. The twenty, 80-acre, Association Placer claims currently held here cover an area of approximately 1,600 acres (640 hectares). Ten claims in the southern portions of the original claim block that was staked in 2011 were allowed to lapse on September 1, 2012, and a further ten claims were then staked and recorded. These new claims are north of and contiguous to the surviving claims from our earlier block. In 2015 eight claims were allowed to lapse, but then in 2016 a further 10 claims were staked and recorded. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

We identified this prospect during 2009, and 2010 through surficial geochemical sampling, and geological interpretation.  The early reconnaissance sampling determined that anomalous values for lithium occur in sediments over a good portion of the playa. Our company conducted near-surface brine sampling in the spring of 2011, and a high resolution gravity geophysical survey in summer/fall 2011. Our company then permitted a 7 hole drilling program with the Bureau of Land Management in late fall 2011, and a direct push drill program was commenced in early February 2012. Drilling here delineated a narrow elongated shallow brine reservoir which is greater than 2.5 miles length, somewhat distal to the basinal feature outlined by the earlier gravity survey.  The anomaly aligns with the present day topographical low in the valley, which could be the result of extension along a north-easterly trending fault. Two values of over 20 milligrams/liter lithium were obtained from two shallow direct push probe holes located centrally in this brine anomaly.

We drilled this prospect in late October 2012, further testing the area of the property in the vicinity where prior exploration by our company discovered elevated lithium levels in subsurface brines. During the 2012 program a total of 856 feet (260.89 meters) was drilled at 8 discrete sites. The deepest hole was 160 feet (48.76 meters), and the shallowest hole that produced brine was 90 feet (27.43 meters). The average depth of the seven hole program was 107 feet (32.61 meters). The program better defined the lithium-in-brine anomaly that was discovered in early 2012. This anomaly is approximately 0.6 miles (370 meters) wide at its widest point by more than 2 miles (3 kilometers) long. The peak value seen within the anomaly is 23.7 mg/l lithium, which is 10 to 20 times background levels outside the anomaly. Our company believes that, much like Fish Lake Valley, the playa at San Emidio may be conducive to the formation of a “Silver Peak” style lithium brine deposit, and the recent drilling indicates that the anomaly occurs at or near the intersection of several faults that may have provided the structural setting necessary for the formation of a lithium-in-brine deposit at depth.

Our company entered into an exploration earn-in agreement on the property on May 3, 2016 with 1067323 BC Ltd., wherein the Optionee was to pay an initial $100,000 and issue 100,000 shares within 30 days of a “Going Public Transaction”.  1067323 subsequently merged with American Lithium Corp., who then assumed the duties of the Optionee, and fulfilled the initial obligations.  The further terms of the agreement are that American Lithium is to issue 100,000 shares to Lithium Corporation on or before both the first & second anniversaries of the going public transaction.  Additionally American Lithium is to conduct $100,000 exploration work in year 1, $200,000 in year 2, and $300,000 in year 3.  On fulfillment of all its obligations American Lithium will have earned an 80% interest in the property.  The Optionee also has the option to earn a further 20% interest in the property by paying $1,000,000 to the company within 36 months of the exercise of the initial earn-in.  If American Lithium exercises its right with respect to the subsequent earn-in then Lithium Corporation’s interest will revert to a 2.5% Net Smelter Revenue (NSR) interest.  American Lithium then has the right at any time to purchase one half of the NSR (1.25%) for $1,000,000.  Competing claims have been staked by third parties to the east and south of Lithium Corporation’s property here.

BC Sugar Flake Graphite Property

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company’s common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). Since that time the company has let all but what appears to be the most prospective claims lapse, and currently the company holds one title – the “Heavy Weather” claim that is 1422 acres (575.67 hectares) in size. The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks and mineralization in the general area of the BC Sugar prospect are similar to the host rocks in the area of the crystal graphite deposit 55 miles (90 kms) to the southeast that is being mined by Eagle Graphite.

The BC Sugar property is within the Shushwap Metamorphic Complex, in a geological environment favorable for the formation of flake graphite deposits, and is in an area of excellent logistics and infrastructure, with a considerable network of logging roads within the project area. Additionally the town of Lumby is approximately 19 miles (30 kms) to the south of the property, while the City of Vernon is only 30 miles (50 kms) to the southwest of the western portions of the claim block.

Work progressed, and the property expanded throughout the summer of 2013, and culminated with the receipt of the  final assays from the last phases of the prospecting and geological program in December of 2013. That work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing that was initially discovered in early July 2013, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work program was performed in September 2014 to ensure all claims in the package were in good standing prior to the anticipated sale of this asset to Pathion Inc. Recommendations were made by the consulting geologist who wrote the assessment report with respect to trenching, and eventually drilling the Weather Station showing. Our company submitted a Notice of Work to the BC Government in early May 2015 to enable our company to conduct a program of excavator trenching, sampling and geological mapping on the Weather Station showing.  In May of 2015 we signed an agreement with KLM Geosciences LLC of Las Vegas to conduct a short Ground Penetrating Radar (GPR) survey on the property in the Weather Station – Taylor Creek areas.  The GPR survey as well as a GEM-2 frequency domain electromagnetic (FDEM) survey took place in approximately mid-May 2015. The GPR survey did not provide useful data because of the moisture saturation in the shallow subsurface. The FDEM survey successfully generated an anomaly over known mineralization and possibly indicates that the mineralization may extend both to the west and to the east in areas blanketed by glaciofluvial till.

In August of 2015 our Notice of Work for trenching was approved by the BC Government and in October we commenced work. A trench of 265.76 feet (81 meters) was excavated and graphitic gneiss was mapped and sampled. In all 23 samples were taken over the 69 meters of exposed mineralization that could be safely sampled.  Trench depths varied from 1.2 meters in areas of semi-consolidated rock to 4.8 meters in areas of mainly decomposed material.  There was an approximately 12 meter section of the trench of sand, and fluvial till in an ancient stream bed where the excavator could not reach the graphitic material that is inferred to exist at depths greater than 5 meters.  Also there was a 4 meter section at depths from 4.8 to 5 meters where graphite mineralization could be seen at depth, but could not be safely sampled.

The entire 69 meter interval that was sampled averaged 1.997% graphitic carbon, and mineralization remains open in all directions.  Within that interval there was a 30 meter section that averaged 2.73% graphitic carbon, and within that interval there was a 12 meter section that averaged 2.99% graphitic carbon.  The best mineralization, and most friable material is proximal to the aforementioned abandoned creek channel, and it appears that proximity to this feature gave rise to the deep weathering profile encountered here.  Determining the tenor, and extent of the friable material were the two major objectives of this program as this material, which is very similar to that mined at Eagle Graphite’s operation is very easy/economical to be mined and processed, and typically contains the highest percentages of graphite over consistent widths.

The company has recently revised its trenching permit and is intending to conduct a program of up to 14 mechanized test pits in early fall 2017.  This work will range in an area from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete FDEM conductors detected during the 2015 geophysical survey.

The Hughes Claims

Effective April 23, 2014, we entered into an operating agreement with All American Resources, LLC and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013. Through our 25% membership interest in Summa we hold an indirect interest in a number of patented mining claims that spring from the once considerable mineral holdings of Howard Hughes’s Summa Corp. Our company’s capital contribution paid to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services.

Lithium Corporation participated in the formation of Summa, which holds 88 fee-title patented lode claims that cover approximately 1,191.3 acres of prospective mineral lands. Our company signed a joint operating agreement with the other participants in Spring 2014 to govern the conduct of Summa, and the development of the lands. Our company’s director, Tom Lewis, was named as a managing member of Summa, and as such has a direct say in the day to day operations of that company.

The Hughes lands are situated in six discrete prospect areas in Nevada, the most notable of which being the Tonopah block in Nye County where Summa holds 56 claims that cover approximately 770 acres in the heart of the historic mining camp where over 1.8 million ounces of gold and 174 million ounces of silver were produced predominately in the early 1900’s. The Hughes claims include a number of the prolific past producers in Tonopah, such as the Belmont, the Desert Queen, and the Midway mines. In addition there are also claims in the area of the past producing Klondyke East mining district, which is to the south of Tonopah, and at the town of Belmont (not to be confused with the Belmont claim in Tonopah), Nevada, another notable silver producer from the 1800’s, which is roughly 40 miles to the northeast of Tonopah.

Summa has conducted preliminary research on the Hughes properties, focusing on the Tonopah area where reporting in the 1980’s, indicated that over 2.175 million tons of mine dumps and mill tailings exist at surface on Summa’s properties that contain in the order of 3.453 million ounces of silver, and 28,500 ounces of gold. In addition to this easily extractable surficial resource, other reports indicate that 300 - 500,000 tons of mineralized material is expected to remain at depth in old workings on Summa’s properties, which is believed to contain an average 20 ounces silver and 0.02 ounces gold per ton. Also several partially tested exploration targets have been identified on Summa’s Tonopah claims, where further work could potentially lead to a marked increase in known underground resources.

West Kirkland Mining has been working on the development of their 75% owned project in Tonopah, most recently drilling to increase the resource at the Three Hills gold/silver deposit where they intend to kick-off their mining efforts in the future.  To that end they have bought an additional six patented mining claims here recently, and have also negotiated an agreement to procure rights for the water that they will need for processing.  Presently the reserve at their Hasbrouck/Three Hills/Hill of Gold project stands at 45.3 million tons containing 762,000 ounces gold, and 10.6 million ounces Silver. Coeur Mines and partner Idaho North Resources drilled in the Klondyke area to the south of Tonopah (the same area where Summa holds several patented mining claims that arise from the Hughes acquisition), and are set to begin drilling in Tonopah on a prospect they have optioned adjacent and to the west of Summa’s holdings.

The ongoing litigation with respect to Summa’s Tonopah holdings has precluded investing time or money into the property, however the company is strongly of the opinion we will prevail and once things have settled down there we will set out to determine how best to capitalize on this asset.

British Columbia Tantalum Properties

On March 1st 2017 the company signed a letter of intent (LOI) with Bormal Resources Inc. wherein the company may earn an interest in three properties in British Columbia. The Michael property in the Trail Creek Mining Division was originally staked by Bormal to cover one of the most compelling tantalum (Ta) in stream sediment anomalies as seen in the government RGS database in British Columbia.  Bormal conducted a stream sediment sampling program in 2014, and determined that the tantalum-niobium (Nb) in stream sediment anomaly is bona fide, and in the order of 6 kilometers in length.  In November of 2016 Lithium Corporation conducted a short soil geochemical orientation program on the property as part of its due diligence, and determined that there are elevated levels of niobium-tantalum in soils here.

Also in the general area of the Michael property the Yeehaw prospect has been staked by Bormal over a similar but lower amplitude Tantalum/Rare Earth Element (REE’s) stream sediment anomaly.  Both properties are situated depicted on government geological maps as being within the Eocene Coryell batholith, and it is thought that these anomalies may arise from either carbonatite or pegmatite type deposits.

The third property at Three Valley Gap, is in the Revelstoke Mining Division and is situated in a locale where several Nb-Ta enriched carbonatites have been noted to occur.  A brief field program by Bormal in 2015 located one of these carbonatites, and concurrent soil sampling determined that the soils here are enriched with Nb-Ta over the known carbonatite, and indicated that there are other geochemical anomalies locally that may indicate that more carbonatites exist here and are shallowly buried.

Mount Heimdal Flake Graphite Property

On April 15, 2013, we entered into a mining option agreement with, Tom Lewis, president, of our company, wherein we had the option to acquire a 100% interest in the Mount Heimdal flake graphite property in the Slocan Mining Division of British Columbia, Canada.  After conducting prospecting and sampling work on the property in 2013, and 2014 it was decided that the claims were not as prospective for hosting commercial quantities of graphite as hoped, and the mineral tenures were allowed to lapse, the last one reverting to the crown on November 26, 2016.

Our company is looking to ramp up its generative program exploring for new deposits of next generation battery related materials and are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite or other “energy metals” as well as continuing to evaluate opportunities brought to our company by third parties.

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

On December 4, 2015 a claim was filed in the United States District Court, District of Nevada by Jablonski Enterprises, Ltd. against a number of defendants both individually, and in their various capacities with different organizations or governmental departments.  Included in the list of defendants were our company, Summa, LLC, Henry Tonking, GIS Land Services, Greg Ekins, the Nye County Assessor, the Mapping Administrator for Nye County, the Nye County District Attorney the Nye County Deputy District Attorney, and our president Tom Lewis, amongst others.  This challenge was with respect to land in Tonopah, Nye County that is a part of the Hughes claim package, and the plaintiff alleged that the recorded title to the parcel of land, that comprises the Hughes claims here, was wrongfully changed by the County Recorder from Jablonski Enterprises, Ltd. to Summa, LLC  Additionally the plaintiff alleged that the defendants, including our company and our president engaged in racketeering, and were part of a conspiracy to fraudulently strip the lands from Jablonski Enterprises. Title had been legally changed pursuant to a prior court order issued by the United States District Court of Nevada, and the company, its president and all other defendants deny any wrongdoing.

Dual identical actions were filed by Jablonski at this time against our company and the other defendants: the first mentioned above was filed in the United States District Court, District of Nevada, and the second case was filed in the Fifth Judicial District Court of Nevada in Nye County against an identical list of defendants.

Tom Lewis was never legally served, and received notice in April 2016 that the Plaintiff Jablonski Enterprises was discontinuing its action against him.

On May 3, 2016, the case in the Fifth Judicial District Court of Nevada was dismissed with prejudice, and the defendants, including our company, were awarded legal fees and costs to be paid by the plaintiff, and the Judge was to decide whether Nevada’s Anti-Slapp legislation for frivolous actions applied in this matter.  Should the Anti-Slapp portion of the co-Defendants petition be approved it could result in punitive damages of up to $10,000 for each Defendant. The plaintiff immediately appealed, and March 8, 2017 was set as the date to hear the appeal.

On February 6, 2017 Chief Judge Gloria M. Navarro of the United States District Court, District of Nevada dismissed with predjudice the  case against Lithium Corporation and the other defendants.

On March 8, 2017 in the Fifth Judicial District Court of Nevada, Judge Wanker dismissed the appeal stemming from May 3, 2016, and upheld the defendant’s right to costs, and pending submittal of additional costs for council to attend that hearing will make a written final ruling shortly with respect to costs, and the Anti-Slapp sanctions.  At the same time a trial date was set for May 8th 2018 where the court will hear Summa’s petition for “Quiet Title” with respect to its Tonopah properties.

Our company has always been of the opinion that these actions were baseless and without merit, and we intend to continue to vigorously defend our position as need be.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “LTUM.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)

Quarter Ended	High	Low
December 30, 2016	$0.076	$0.067
September 30, 2015	$0.097	$0.093
June 30, 2016	$0.095	$0.0815
March 31, 2016	$0.0419	$0.0293
December 31, 2015	$0.0302	$0.0256
September 30, 2015	$0.097	$0.093
June 30, 2015	$0.095	$0.0815
March 31, 2015	$0.06	$0.048
December 31, 2014	$0.0578	$0.0401

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

On April 10, 2017, the shareholders’ list showed 54 registered shareholders with 84,965,312 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2016:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil		Nil	Nil

Equity compensation plans not approved by security holders	1,400,000	(1)	$0.04	4,655,000

Total	1,400,000		$0.04	4,655,000

(1)
Includes 650,000 unexercised stock options issued on February 10, 2016, 700,000 unexercised stock options issued on November 12, 2014, 200,000 unexercised stock options issued on March 15, 2013, 100,000 unexercised stock options issued on May 31, 2012.

Convertible Securities

As of December 31, 2016, we had outstanding options to purchase 1,650,000 shares of our common stock exercisable at a weighted average price of $0.04.

On May 31, 2012, the directors of our company determined that due to current adverse market conditions, it would be in the best interests of our company to re-price an aggregate of 500,000 incentive stock options granted to directors and officers of our company on September 23, 2010 with an exercise price of $0.28, and an aggregate of 450,000 incentive stock options granted to directors and officers of our company on September 23, 2010 with an exercise price of $0.25, to reflect the closing price for our company’s common shares quoted on the OTC Bulletin Board on May 29, 2012 of $0.07.

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

On February 10, 2016, our company granted an aggregate of 850,000 stock options to directors and consultants of our company pursuant to our 2009 Stock Option Plan.  The stock options are exercisable for five years from the date of grant at an exercise price of $0.045 per share.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

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

Our net cash from financing activities during the year ended December 31, 2016 was $67,500 as compared to $67,500 during the year ended December 31, 2015.

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative Expenses	190,000
Exploration Expenses	150,000
Travel	30,000
Total	370,000

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

Results of Operations - Twelve Months Ended December 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2016, which are included herein.

Our operating results for the twelve months ended December 31, 2016, for the twelve months ended December 31, 2015 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2016	Twelve Month Period Ended December 31, 2015	Change Between Twelve Month Periods Ended December 31, 2016 and December 31, 2015
Revenue	$-	$-	$-
Professional fees	62,830	39,231	(23,599)
Exploration expenses	133,713	56,994	76,719
Consulting fees	111,091	81,550	29,541
Insurance expense	18,308	17,088	1,220
Investor relations	26,072	14,710	11,362
Transfer agent and filing fees	9,886	8,540	1,346
Travel	5,729	12,763	(7,034)
General and administrative	10,511	9,407	1,104
Interest (income)	(62)	(173)	111
Loss on investment	-	14,835	(14,835)
Writedown of mineral property	-	27,794	(27,794)
Change in fair value of marketable securities	126,317	-	126,317
Other income	(4,990)	-	(4,990)
Net loss	$499,405	$282,739	$216,666

Our financial statements report a net loss of $499,405 for the twelve month period ended December 31, 2016 compared to a net loss of $282,739 for the twelve month period ended December 31, 2015. Our losses have increased by $216,666, primarily as a result of increases in consulting fees, exploration expense and a change in the fair value of marketable securities held by the Company offset by decreases in travel and a lack of loss investments and writedown of mineral properties.

Our operating expenses for the year ended December 31, 2016 were $378,140 compared to $240,283 as of December 31, 2015. The increase in operating expenses was primarily as a result of increases in exploration expense, consulting fees, investor relations and stock based compensation offset by decreases in travel and professional fees.

Liquidity and Financial Condition

Working Capital

	At December 31, 2016	At December 31, 2015
Current assets	$342,962	$235,744
Current liabilities	412,914	7,500
Working capital	$(69,952)	$228,244

Cash Flows

	Year Ended
	December 31
	2016	2015
Net cash (used in) operating activities	$(190,635)	$(250,547)
Net cash (used in) investing activities	213,300	(5,000)
Net cash (used in) financing activities	67,500	67,500
Net increase (decrease) in cash during period	$90,165	$(188,047)

Our total current liabilities as of December 31, 2016 were $412,914 as compared to total current liabilities of $7,500 as of December 31, 2015. The increase was a result of the Company having sold properties during the year and awaiting payment of future option payments, at which point ownership of the properties transfers to the purchaser.

Operating Activities

Net cash used in operating activities was $190,635 for the year ended December 31, 2016 compared with net cash used in operating activities of $250,547 in the same period in 2015.

Investing Activities

Net cash from investing activities was $213,300 for the year ended December 31, 2016 compared to net cash used in investing activities of $5,000 in the same period in 2015.

Financing Activities

Net from financing activities was $67,500 for the year ended December 31, 2016 compared to $67,500 in financing activities in the same period in 2015.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2016, our company had a net loss of $499,405 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $88,997 and $27,794 was recorded during the years ended December 31, 2016 and 2015, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lithium Corp.

We have audited the accompanying balance sheets of Lithium Corp. as of December 31, 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Lithium Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Lithium Corp., as of December 31, 2015, were audited by other auditors whose report dated March 29, 2016 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corp. as of December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
April 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lithium Corporation

We have audited the accompanying balance sheet of Lithium Corporation as of December 31, 2015 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Lithium Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lithium Corporation as of December 31, 2015, the results of their operations, and their cash flows, for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP
/s/ KLJ & Associates, LLP
Edina, MN
March 29, 2016

LITHIUM Corporation
Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$281,630	$191,465
Marketable securities	41,284	-
Deposits	700	700
Prepaid expenses	19,348	43,579
Total Current Assets	342,962	235,744

OTHER ASSETS
Investment	-	72,297
Mineral properties	159,859	159,859

TOTAL ASSETS	$502,821	$467,900

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,313	$7,500
Allowance for optioned properties	397,601	-
TOTAL CURRENT LIABILITIES	412,914	7,500

TOTAL LIABILITIES	412,914	7,500

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001;
81,704,075 and 77,361,408 common shares outstanding, respectively	81,705	77,362
Common stock payable	11,334	-
Additional paid in capital	3,463,903	3,387,780
Additional paid in capital - options	191,513	159,301
Additional paid in capital - warrants	308,322	303,422
Accumulated deficit	(3,966,870)	(3,467,465)

TOTAL STOCKHOLDERS' EQUITY	89,907	460,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$502,821	$467,900

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	62,830	39,231
Exploration expenses	133,713	56,994
Consulting fees	111,091	81,550
Insurance expense	18,308	17,088
Investor relations	26,072	14,710
Transfer agent and filing fees	9,886	8,540
Travel	5,729	12,763
General and administrative expenses	10,511	9,407
TOTAL OPERATING EXPENSES	378,140	240,283

LOSS FROM OPERATIONS	(378,140)	(240,283)

OTHER INCOME (EXPENSES)
Other income	4,990	-
Change in fair value of marketable securities	(126,317)	-
Loss on investment	-	(14,835)
Writedown of mineral property	-	(27,794)
Interest income	62	173
TOTAL OTHER INCOME (EXPENSE)	(121,265)	(42,456)

LOSS BEFORE INCOME TAXES	(499,405)	(282,739)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(499,405)	$(282,739)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	79,904,411	74,809,746

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Deficit	Equity

Balance, December 31, 2014	74,661,408	$74,662	$3,368,453	$257,949	$159,301	$-	$(3,184,726)	$675,639

Stock issued for cash	2,700,000	2,700	19,327	45,473	-	-	-	67,500
Net loss	-	-	-	-	-	-	(282,739)	(282,739)

Balance, December 31, 2015	77,361,408	77,362	3,387,780	303,422	159,301	-	(3,467,465)	460,400

Stock issued for cash	3,376,000	3,377	54,123	-	-	-	-	57,500
Stock issued on stock option exercise	200,000	200	-	-	4,800	-	-	5,000
Stock issued on stock warrant exercise	100,000	100	-	4,900	-	-	-	5,000
Stock issued for services	666,667	666	22,000	-	-	-	-	22,666
Stock based compensation	-	-	-	-	27,412	-	-	27,412
Stock payable for services	-	-	-	-	-	11,334	-	11,334
Net loss	-	-	-	-	-	-	(499,405)	(499,405)

Balance, December 31, 2016	81,704,075	$81,705	$3,463,903	$308,322	$191,513	$11,334	$(3,966,870)	$89,907

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(499,405)	$(282,739)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	27,412	-
Change in fair value of marketable securities	126,317	-
Stock issued in exchange for services	22,666	-
Writedown of investment	88,997	-
Writedown of mineral property	-	27,794
Loss on investment	-	14,835
Stock payable in exchange for services	11,334
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	24,231	(2,217)
Increase (decrease) in accounts payable and accrued liabilities	7,813	(8,220)
Net Cash Used in Operating Activities	(190,635)	(250,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call on long term investment	(16,700)	(5,000)
Cash from properties	230,000	-
Net Cash Used in Investing Activities	213,300	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for warrants/options exercise	10,000	-
Shares issued for cash	57,500	67,500
Net Cash Used in Financing Activities	67,500	67,500

Increase in cash	90,165	(188,047)
Cash, beginning of period	191,465	379,512
Cash, end of period	$281,630	$191,465

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$167,601	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation
Notes to the Financial Statements
December 31, 2016

Note 1 - Summary of Significant Accounting Policies

Lithium Corporation (formerly Utalk Communications Inc.) (the “Company”) was incorporated on January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $88,997 and $27,794 was recorded during the years ended December 31, 2016 and 2015, respectively.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $69,952 and used $190,635 of cash in operations for the year ended December 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

-	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
-
Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

-	Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2016 and 2015, respectively:

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$281,630	$-	$-
Marketable securities	41,284	-	-
Total Assets	322,914	-	-
Liabilities
Total Liabilities	-	-	-
	$322,914	$-	$-

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$191,465	$-	$-
Available for sale securities	-	-	-
Total Assets	191,465	-	-
Liabilities
Total Liabilities	-	-	-
	$191,465	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2015	$-
Additions	167,601
Unrealized loss on mark down to fair value	(126,317)
Balance, December 31, 2016	$41,284

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Bonds	$2,181	$26,061
Transfer agent fees	2,125	3,927
Insurance	4,226	5,633
Office Misc.	350	520
Investor relations	10,466	7,438
Total prepaid expenses	$19,348	$43,579

Note 6 - Investment

Effective April 23, 2014, the Company entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. The Company's capital contribution to Summa, LLC was $130,000, of which $105,000 was in cash and the balance in services.

The Company participated in the formation of Summa, which holds 88 fee-title patented lode claims, which cover approximately 1,191.3 acres of prospective mineral lands. The Company has recently signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. The Company’s president, Tom Lewis, has been named as a managing member of Summa.

The investment has been accounted for using the equity method of accounting.  As such, the Company shall record its proportionate share of income or loss in the investment.  As of December 31, 2016, the Company has recorded a cumulative loss on investment of $32,703 and recorded a write-down of investment of $88,997.  As at December 31, 2016, the balance for the investment is $0 (2015: $72,297).

Note 7- Mineral Properties

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

As at December 31, 2016, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of December 31, 2016 and 2015.

On March 10, 2016, the Company entered into an agreement with respect to the Fish Lake Property whereby the purchaser may earn an 80% interest in the property for payments of $300,000, 400,000 shares and work performed on the property over the next three years totaling $1,100,000 and $30,000 reimbursement of costs relating to the property.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of December 31, 2016, the Company has received $130,000 and 200,000 common shares (valued at $72,107) in relation to the option agreement.  The $202,107 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at December 31, 2016 of the 200,000 common shares received is $27,523.  As a result, a fair value impairment charge of $44,584 has been recorded.

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty.  The carrying value of the Mt. Heimdal property is $0 (2014: $300) as of December 30, 2016 and 2015.   During the year-ended December 31, 2015, the Company incurred a $300 impairment allowance on the property.

BC Sugar Property

In June 2013, we purchased a claim in the Cherryville,  BC area for 250,000  shares of our common stock.  The claim area is known as the BC Sugar Property, and since this time we expanded the claim block considerably, and then have allowed a number of the less prospective claims to lapse.  The company’s holdings here are currently 1422 acres (575.67 hectares). In January, 2014, we agreed to buy back the shares issued pursuant to the June agreement for $2,500.

Staked Properties

The Company has staked claims with various registries as summarized below:

Name	Claims	Cost	Impairment	Net Carry Value
San Emidio	20 (1,600 acres)	$11,438	$(11,438)	$0
Cherryville/BC Sugar	575.67 (hectares)	$21,778	(21,778)	$0

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

As of December 31, 2016, the Company has received $100,000 and 100,000 common shares (valued at $95,494) in relation to the option agreement.  The $195,484 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at December 31, 2016 of the 200,000 common shares received is $13,761.  As a result, a fair value impairment charge of $81,733 has been recorded.

As at December 31, 2015, Fish Lake Valley represents the only property on the balance sheet with the remaining properties having been written down to a nominal value.

Fish Lake Valley and the San Emidio properties have been optioned as discussed above.  The optionee has not met all of the obligations related to the option agreement and, as such, title has not transferred from the Company to the optionee as of December 31, 2016.  All payments and consideration received to date by the Company has been included as allowance for optioned properties and will be charged to the statement of operations when either all obligations have been met or the optionee has declined to make the requisite option payments, at which time the properties will be returned to the Company.

Note 8 - Capital Stock

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

On April 12, 2016, the Company issued 700,000 common shares for gross proceeds of $17,500.

On May 11, 2016 the Company issued 100,000 common shares for gross proceeds of $2,500 pursuant to the exercise of stock options.

On May 24, 2016, the Company issued 2,400,000 common shares for gross proceeds of $33,100.

On May 31, 2016, the Company issued 276,000 common shares for gross proceeds of $6,900.

On June 9, 2016 the Company issued 100,000 common shares for gross proceeds of $2,500 pursuant to the exercise of stock options.

On August 9, 2016, the Company issued 666,667 common shares in relation to a services agreement dated April 1, 2016.  These shares were valued at $22,666, being the fair market value at the date of issuance.

On August 25, 2016, the Company issued 100,000 common shares for gross proceeds of $5,000 pursuant to the exercise of warrants.

There were 81,704,075 shares of common stock issued and outstanding as of December 31, 2016.

Warrants

On October 15, 2015, as part of the issuance of common stock, the Company issued 2,700,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.  The fair value of the warrants has been measured at $45,473.  The warrants vested six months after being granted.

On April 12, 2016, as part of the issuance of common stock, the Company issued 700,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.  The fair value of the warrants has been measured at $17,500.  The warrants vested six months after being granted.

On May 24, 2016, as part of the issuance of common stock, the Company issued 2,400,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.  The fair value of the warrants has been measured at $33,100.  The warrants vested six months after being granted.

On May 31, 2016, as part of the issuance of common stock, the Company issued 276,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.  The fair value of the warrants has been measured at $6,900.  The warrants vested six months after being granted.

The table below outlines the change in warrants during the year-ended December 31, 2016:

Number
Balance, January 1, 2015	-
Granted	2,700,000

Balance, December 31, 2015	2,700,000
Granted	3,376,000
Exercised	(100,000)

Balance, December 31, 2016	5,976,000

The table below outlines details of warrants outstanding as at December 31, 2016:

Grant Date	Number	Exercise Price	Expiry Date
October 15, 2015	2,600,000	$0.075	October 15, 2017
April 12, 2016	700,000	$0.050	April 12, 2018
May 24, 2016	2,676,000	$0.050	May 24, 2018

Total	5,976,000

Stock Based Compensation

During the year ended December 31, 2010, the Company granted 500,000 consultants options at an exercise price of $0.28 and 400,000 options at an exercise price of $0.24 to consultants in exchange for various professional services.  On May 31, 2012, the options granted with exercise prices of $0.28 and $0.24 were modified to exercise prices at $0.07. The modification resulted in stock based compensation of $11,524. Also on May 31, 2012, the Company granted an additional 400,000 options to consultants for management services with an exercise price of $0.07.  These  options  were  vested  on the  date  of  grant  and  resulted  in stock-based compensation of $23,891.  On September 30, 2014, 250,000 options expired unexercised as a result of a director resigning from the Company.

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

On February 10, 2016, the Company granted 850,000 options at an exercise price of $0.025 in exchange for various professional and managerial services (See Note 10).  The fair value of these options was $27,412.  The Company uses the Black-Scholes option valuation model to value stock options.  The  Black-Scholes  model was developed for use in estimating the fair value  of  traded  options  that  have no  vesting  restrictions  and are  fully transferable.  The model requires management to make estimates, which are subjective and may not be representative of actual results.  Assumptions used to determine the fair value of the remaining stock options are as follows:

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at December 31, 2016:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2016
May 31, 2012	100,000	$0.045	May 31, 2017	100,000
March 15, 2013	200,000	$0.045	March 15, 2018	200,000
November 12, 2014	700,000	$0.045	November 12, 2019	700,000
February 10, 2016	650,000	$0.025	January 8, 2022	650,000

Total stock-based compensation for the years ended December 31, 2016 and 2015 was $27,412 and $0, respectively.

Note 9 - Income Taxes

As of December 31, 2016, the Company had net operating loss carry forwards of $3,966,405 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The change in provision for Federal income tax consists of the following for the years ended December 31, 2016 and 2015:

	2016	2015
Federal income tax benefit attributable to:
Current operations	$169,798	$16,509
Less: valuation allowance	(169,798)	(16,509)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$1,348,578	$1,178,780
Less: valuation allowance	(1,348,578)	(1,178,780)
Net deferred tax asset	$0	$0
Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,966,405 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 10 – Related Party Transactions

During the year-ended December 31, 2016, the Company paid $52,000 (2015 - $35,300) to a company controlled by the officer of the Company and paid $52,000 (2015 - $43,150) to a director of the Company.

During the year-ended December 31, 2016, the Company issued 500,000 stock options with a fair value of $16,125 to an officer of the Company (see Note 8).

Note 11 – Commitments and Contingencies

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

Note 12 - Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those described below.

On February 10, 2017, the Company issued 333,333 common shares pursuant to a services agreement.

On February 10, 2017, the Company issued 1,276,000 common shares for gross proceeds of $63,800 as a result of a warrant exercise.

On February 10, 2017, the Company issued 77,904 common shares to retire 160,000 stock options pursuant to a cashless exercise by an option-holder.

On March 28, 2017, the Company received $100,000 and 100,000 common shares (valued at $10,520) with respect to the option of the Fish Lake Valley property.

On March 3, 2017 , the Company issued 2,400,000 common shares and issued a similar number of warrants valid for two years and exercisable at $0.075 as part of a $120,000 non-brokered private placement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2016 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principalexecutive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was ineffective.

We noted the following deficiencies that we believe to be material weaknesses.

-	The Company’s system of internal controls failed to identify certain journal entries that were identified by the Company’s external auditor.

Our conclusion related to the effectiveness of our controls is based solely on adjustments made by our external auditor as part of their yearend audit and not based upon any other control deficiencies within the entity.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Tom Lewis	President, Treasurer, Secretary and Director	62	August 25, 2009

James Brown	Director	53	December 19, 2012

Brian Goss	Director	38	May 30, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Tom Lewis – President, Secretary, Treasurer, Director

Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014 and resumed the positions of President, Chief Financial Officer and Treasurer on February 7, 2017  Mr. Lewis has more than 38 years’ experience in the oil and gas and mineral exploration industries. He has held various positions including project geologist, project manager, senior project geologist, and vice president exploration. He also was an integral member of the development team that explored, and developed the Cortez Hills deposit in Crescent Valley Nevada.

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

James Brown - Director

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years’ experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Altura Mining Limited (ASX: AJM) an Australian listed company focused on coal, lithium and iron ore exploration. Since his appointment as general manager in 2008 and subsequently managing director of Altura in September 2010, Mr. Brown has overseen the growth of Altura from $10 million to $86 million in market capitalization via successful capital raisings and acquisition of near term production projects such as Tabalong Coal (Indonesia), Altura Lithium (Western Australia) and Mt Webber Iron Ore (Western Australia). James is a member of the Australian Institute of Company Directors (MAICD).

Brian Goss –Director

Brian Goss has acted as a director of our company since May 30, 2014. Mr. Goss acted as president, treasurer, secretary and director of our company since August 13, 2014. Mr. Goss resigned as president, treasurer and secretary of our company on February 7. 2017. Mr. Goss served as president, chief executive officer, chief financial officer, treasurer and a director of Graphite Corp. July 9, 2012 through August 12, 2014. Mr. Goss graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003. Mr. Goss worked the 2002-2003 field seasons for Kennecott Exploration during the early exploration stages of the Eagle Project, a Duluth Type high grade nickel and copper deposit in Michigan's Upper Peninsula. At the end of 2003, he moved to Northeast Nevada to explore for Carlin Type gold deposits. From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company, Centerra Gold Inc., on the REN deposit where the exploration team drilled deep exploration holes using pre-collars with core tails to contribute to the expansion of the +1 million ounce gold deposit that was  subsequently taken over by Barrick Gold. Mr. Goss also held several other project geologist positions before founding Rangefront Geological in early 2008. Mr. Goss has built Rangefront into a premier geological services company that caters to a large spectrum of clients in the mining and minerals exploration industries.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Brian Goss(1)	1	1	0

(1) The insider was late filing a Form 4, Statement of Changes of Beneficial Ownership.

Code of Ethics

Effective March 25, 2011, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s principal executive officer and our principal financial and accounting officer, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was attached as an exhibit to our annual report filed on Form 10-K with the SEC on April 15, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lithium Corporation, 1031 Railroad St, Suite 102B., Las Vegas, Nevada  89801.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues.  Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:
(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Tom Lewis(1)	2016	Nil	Nil	Nil	Nil	Nil	Nil	52,000		52,000
President,	2015	Nil	Nil	Nil	Nil	Nil	Nil	43,150	(2)	43,150	(2)
Treasurer,
Secretary,
and Director

Brian Goss(3)	2016	Nil	Nil	Nil	16,125	Nil	Nil	52,000		68,125
Director,	2015	Nil	Nil	Nil	27,659	Nil	Nil	35,300		35,300
Former
President,
Treasurer,
Secretary

(1)
Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014.  Mr. Lewis resumed his positions of President, Chief Financial Officer and Treasurer on February 7, 2017

(2)	Mr. Lewis provides consulting services to our company as needed in relation to administration, project generation, and exploration of our company’s properties.
(3)	Mr. Goss has acted as a director of our company since May 30, 2014 and served as president, treasurer and secretary of our company from August 13, 2014 until February 7, 2017.

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

2016 Grants of Plan-Based Awards

On April 12, 2016, the Company issued 700,000 common shares for gross proceeds of $17,500.

On May 11, 2016 the Company issued 100,000 common shares for gross proceeds of $2,500 pursuant to the exercise of stock options.

On May 24, 2016, the Company issued 2,400,000 common shares for gross proceeds of $33,100.

On May 31, 2016, the Company issued 276,000 common shares for gross proceeds of $6,900.

On June 9, 2016 the Company issued 100,000 common shares for gross proceeds of $2,500 pursuant to the exercise of stock options.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Brian Goss	500,000	Nil	Nil	$0.045	Nov. 12, 2019	Nil	Nil	Nil	Nil

Brian Goss	500,000	Nil	Nil	$0.025	January 8, 2021	Nil	Nil	Nil	Nil

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2016:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tom Lewis(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

James Brown(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Brian Goss(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)
Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis resumed his positions as president, Chief Financial Officer and treasurer on February 7, 2017.

(2)	James Brown was appointed as a director of our company on December 19, 2012.
(3)
Brian Goss has acted as a director of our company since May 30, 2014. Mr. Goss was appointed as president, treasurer and secretary of our company on August 13, 2014.  Mr. Goss resigned as president, treasurer and secretary on February 7, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Tom Lewis(2) PO Box 2053 Richland, WA 99352	8,000,000 Common Shares	9.41%

James Brown(3) Apartment Pearl Garden, Unit No. Wp00606 Jl. Jen. Gatot Subroto Kav 5-7 Jakarta 12930 Indonesia	Nil	0%

Brian Goss(4) 1031 Railroad Street Suite 102B Elko, NV 89801	1,100,000(5)	1.30%

Directors and Executive Officers as a Group	9,100,000 Common Shares	10.71%

John Hiner 9443 Axlund Road Lynden, WA 98264	9,970,000 Common Shares	11.73%

Altura Lithium Pty. Ltd. P.O. Box 4088 Springfield, Qld., 4300 Australia	11,000,000 Common Shares	13.00%

Dr. Borenstein Ltd. 18 Reines St., Tel Aviv Israel	4,800,000	5.67%

Shareholders Holding Over 5%	22,770,000 Common Shares	30.40%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2016. As of March 15, 2016 there were 74,911,408 shares of our company’s common stock issued and outstanding.

(2)
Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014.  Mr. Lewis resumed his positions as president, Chief Financial Officer and treasurer on February 7, 2017.

(3)	James Brown was appointed as a director of our company on December 19, 2012.
(4)
Mr. Goss has acted as a director of our company since May 30, 2014 and was appointed as president, treasurer and secretary of our company on August 13, 2014.  Mr. Goss resigned as president, treasurer and secretary on February 7, 2017.

(5)	Includes options to acquire 500,000 shares of common stock by Mr. Goss exercisable within 60 days.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$15,350	$15,350
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,350	$15,350

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

10.10	Property Acquisition Agreement dated May 13, 2016 between Lithium Royalty Corp (a 100% owned subsidiary of our company) and 1069934 B.C. Ltd.

Exhibit Number	Description
10.11	Letter Agreement Dated February 9, 2017 between our company, and Nevada Sunrise Gold Corp.

10.12	Letter Agreement Dated March 1, 2017 between our company, and Bormal Resources Inc.

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

(21)	Subsidiaries of the Registrant

21.1	Nevada Lithium Corporation, a Nevada corporation

(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LITHIUM CORPORATION
(Registrant)

Dated: April 12, 2017	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2017	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 12, 2017	/s/ Brian Goss
Brian Goss
Director

Dated: April 12, 2017	/s/ James Brown
James Brown
Director