Form 10-Q
period 2017-03-31
Lithium Corp
filed 2017-05-15
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________to ________________

Commission File Number 000-54332

LITHIUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0530295
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1031 Railroad St. Ste. 102B, Elko, Nevada	89801
(Address of principal executive offices)	(Zip Code)

(775) 410-5287
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

84,715,312 common shares issued and outstanding as of May 15, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$487,590	$281,630
Marketable securities	139,835	41,284
Deposits	700	700
Prepaid expenses	63,555	19,348
Total Current Assets	691,680	342,962

OTHER ASSETS
Mineral properties	231,524	159,859

TOTAL ASSETS	$923,204	$502,821

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,744	$15,313
Allowance for optioned properties	616,584	397,601

TOTAL CURRENT LIABILITIES	637,328	412,914

TOTAL LIABILITIES	637,328	412,914

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 84,715,312 and 81,704,075 common shares outstanding, respectively	84,716	81,705
Common stock payable	70,000	11,334
Additional paid in capital	3,593,580	3,463,903
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	370,768	308,322
Accumulated deficit	(4,024,701)	(3,966,870)

TOTAL STOCKHOLDERS' EQUITY	285,876	89,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$923,204	$502,821

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	9,268	12,440
Exploration expenses	390	17,020
Consulting fees	32,809	18,000
Insurance expense	4,225	4,225
Investor relations	5,249	7,283
Stock based compensation	-	22,034
Transfer agent and filing fees	1,361	2,606
Travel	6,152	2,785
General and administrative expenses	2,945	1,514
TOTAL OPERATING EXPENSES	62,399	87,907

LOSS FROM OPERATIONS	(62,399)	(87,907)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	4,568	-
Interest income	-	20
TOTAL OTHER INCOME (EXPENSE)	4,568	20

LOSS BEFORE INCOME TAXES	(57,831)	(87,887)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(57,831)	$(87,887)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	82,559,520	77,361,408

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Deficit	Equity

Balance, December 31, 2015	77,361,408	77,362	3,387,780	303,422	159,301	-	(3,467,465)	460,400

Stock issued for cash	3,376,000	3,377	54,123	-	-	-	-	57,500
Stock issued on stock option exercise	200,000	200	-	-	4,800	-	-	5,000
Stock issued on stock warrant exercise	100,000	100	-	4,900	-	-	-	5,000
Stock issued for services	666,667	666	22,000	-	-	-	-	22,666
Stock based compensation	-	-	-	-	27,412	-	-	27,412
Stock payable for services	-	-	-	-	-	11,334	-	11,334
Net loss	-	-	-	-	-	-	(499,405)	(499,405)

Balance, December 31, 2016	81,704,075	81,705	3,463,903	308,322	191,513	11,334	(3,966,870)	89,907

Stock issued for cash	2,400,000	2,400	117,600	-	-	-	-	120,000
Stock returned to treasury	(1,076,000)	(1,076)	1,076	-	-	-	-	-
Stock issued on stock warrant exercise	1,353,904	1,354	-	62,446	-	-	-	63,800
Stock issued for services	333,333	333	11,001	-	-	(11,334)	-	-
Stock payable on mineral property acquisition	-	-	-	-	-	70,000	-	70,000
Net loss	-	-	-	-	-	-	(57,831)	(57,831)

Balance, March 31, 2017	84,715,312	$84,716	$3,593,580	$370,768	$191,513	$70,000	$(4,024,701)	$285,876

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(57,831)	$(87,887)
Adjustment to reconcile net loss to net cash used in operating activities
Stock based compensation	-	22,034
Change in fair value of marketable securities	(4,568)	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(44,207)	6,472
Increase (decrease) in accounts payable and accrued liabilities	5,431	4,407
Net Cash Used in Operating Activities	(101,175)	(54,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call on long term investment	-	(5,000)
Cash to acquire properties	(1,665)	-
Cash from properties	125,000	-
Net Cash Used in Investing Activities	123,335	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscriptions received	-	50,600
Shares issued for warrants/options exercise	63,800	-
Shares issued for cash	120,000	-
Net Cash Used in Financing Activities	183,800	50,600

Increase in cash	205,960	(9,374)
Cash, beginning of period	281,630	191,465
Cash, end of period	$487,590	$182,091

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$93,983	$-
Shares issuable for purchase of mineral property	$70,000	$-
Shares for services issued from stock payable	$11,334	$-
Shares returned to treasury	$1,076	$-
Cashless exercise of warrants	$78	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

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
March 31, 2017(Unaudited)

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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31 2017 and 2016, respectively.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $101,175 of cash in operations for the three months ended March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$487,590	$-	$-
Marketable securities	139,835	-	-
Total Assets	627,425	-	-
Liabilities
Total Liabilities	-	-	-
	$627,425	$-	$-

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$281,630	$-	$-
Marketable securities	41,284	-	-
Total Assets	322,914	-	-
Liabilities
Total Liabilities	-	-	-
	$322,914	$-	$-

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2016	$41,284
Additions	93,983
Unrealized loss on mark down to fair value	4,568

Balance, March 31, 2017	$139,835

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Bonds	$1,214	$2,181
Transfer agent fees	1,594	2,125
Insurance	-	4,226
Office Misc.	350	350
Consulting	52,430	-
Investor relations	7,967	10,466
Total prepaid expenses	$63,555	$19,348

Note 6 - Investment

Summa, LLC

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

The investment has been accounted for using the equity method of accounting.  As such, the Company shall record its proportionate share of income or loss in the investment.  As of March 31, 2017, the Company has recorded a cumulative loss on investment of $32,703 and recorded a write-down of investment of $88,997.  As at March 31, 2017, the balance for the investment is $0 (2016: $0).

Yeehaw and Michael Properties

On March 31, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (payable) and 750,000 common shares on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at March 31, 2017, the Company has recorded $71,665 in acquisition costs related to the Yeehaw and Michael properties.

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

Note 7 - Mineral Properties

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

As at December 31, 2016, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, the Company has received $230,000 and 300,000 common shares (valued at $84,085) in relation to the option agreement.  The $314,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at March 31, 2017 of the 300,000 common shares received is $34,959.  As a result, a cumulative fair value impairment charge of $49,126 has been recorded.

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty.  The carrying value of the Mt. Heimdal property is $0 (2016: $0) as of March 31, 2017.

BC Sugar Property

In June 2013, the company purchased claims in the Cherryville, BC area for 250,000 shares of the Company’s common stock.  Since this time the company has expanded the claim block considerably, and has expended approximately $75,000 to date exploring this property for flake graphite deposits. In January, 2014, the company agreed to buy back the shares issued pursuant to the June agreement for $2,500. The buy-back was completed in April, 2014 and recorded the purchase of stock in the Company’s equity.

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

Note 7 - Mineral Properties (Continued)

Staked Properties

The Company has staked claims with various registries as summarized below:

Name	Claims	Cost	Impairment	Net Carry Value

San Emidio	20 (1,600 acres)	$11,438	$(11,438)	$0
Cherryville/BC Sugar	8019.41 (hectares)	$21,778	(21,778)	$0

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties.

On May 3, 2016, the Company entered into an agreement with respect to the San Emidio Property whereby the purchaser may earn an 80% interest in the property for payments of $100,000, 300,000 shares and work performed on the property over the next three years totaling $600,000.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

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

The market value as at March 31, 2017 of the 100,000 common shares received is $11,653.  As a result, a cumulative fair value impairment charge of $79,624 has been recorded.

On February 13, 2017, the Company entered into an agreement with respect to the Salt Wells Property whereby the purchaser may earn an 100% interest in the property for payments of $150,000, 1,500,000 shares and work performed on the property over the next three years totaling $600,000.  The Company shall retain a 2% NSR on the property, of which the purchaser may purchase 1% for $1,000,000.

As of March 31, 2017, the Company has received $25,000 and 400,000 common shares (valued at $99,629) in relation to the option agreement.  The $124,629 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at March 31, 2017 of the 400,000 common shares received is $93,223.  As a result, a cumulative fair value impairment charge of $6,406 has been recorded.

As at March 31, 2017, Fish Lake Valley, Yeehaw and Michael represent the only properties on the balance sheet with the remaining properties having been written down to a nominal value.

Fish Lake Valley, the San Emidio properties and the Salt Wells properties have been optioned as discussed above.  The optionee has not met all of the obligations related to the option agreement and, as such, title has not transferred from the Company to the optionee as of March 31, 2017.  All payments and consideration received to date by the Company has been included as allowance for optioned properties and will be charged to the statement of operations when either all obligations have been met or the optionee has declined to make the requisite option payments, at which time the properties will be returned to the Company.

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

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

On February 10, 2017, the Company issued 333,333 common shares in relation to a services agreement dated April 1, 2016.  These shares were valued at $11,334, being the fair market value at the date of contract.

On February 10, 2017, the Company issued 1,353,904 common shares for gross proceeds of $63,800 pursuant to the exercise of warrants.

On March 16, 2017, 1,076,000 shares were cancelled and returned to treasury.

On March 27, 2017, the Company issued 2,400,000 common shares for gross proceeds of $120,000.

There were 84,715,312 shares of common stock issued and outstanding as of March 31, 2017.

Warrants

On April 12, 2016, as part of the issuance of common stock, the Company issued 700,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.  The fair value of the warrants has been measured at $10,000.  The warrants vested six months after being granted.

On May 24, 2016, as part of the issuance of common stock, the Company issued 2,400,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.  The fair value of the warrants has been measured at $33,100.  The warrants vested six months after being granted.

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

On May 31, 2016, as part of the issuance of common stock, the Company issued 276,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.  The fair value of the warrants has been measured at $6,900.  The warrants vested six months after being granted.

On March 27, 2017, as part of the issuance of common stock, the Company issued 2,400,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.

The table below outlines the change in warrants during the year-ended March 31, 2017:

Number

Balance, December 31, 2015	2,700,000
Granted	3,376,000
Exercised	(100,000)

Balance, December 31, 2016	5,976,000

Granted	2,400,000
Exercised	(1,436,000)
Cancelled	(1,076,000)

Balance, March 31, 2017	5,864,000

The table below outlines details of warrants outstanding as at March 31, 2017:

Grant Date	Number	Exercise Price	Expiry Date

October 15, 2015	2,000,000	$0.075	October 15, 2017
April 12, 2016	140,000	$0.050	April 12, 2018
May 24, 2016	1,324,000	$0.050	May 24, 2018
March 27, 2017	2,400,000	$0.050	March 27, 2019

Total	5,864,000

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

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

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

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at March 31, 2017:

Issue Date	Number	Price	Expiry Date	Outstanding at March 31, 2017

May 31, 2012	100,000	$0.045	May 31, 2017	100,000
March 15, 2013	200,000	$0.045	March 15, 2018	200,000
November 12, 2014	700,000	$0.045	November 12, 2019	700,000
February 10, 2016	650,000	$0.025	January 8, 2022	650,000

Lithium Corporation
Notes to the Condensed Financial Statements
March 31, 2017 (Unaudited)

Note 9 – Related Party Transactions

During the three months ended March 31, 2017, the Company paid $6,240 (2016 - $9,000) to a company controlled by the officer of the Company and paid $14,000 (2016 - $9,000) to a director and officer of the Company.

Note 10 – Commitments and Contingencies

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

Note 11 - Subsequent Events

On May 5, 2017, the Company cancelled its agreement with respect to the Salt Wells properties and returned $25,000 (amount received to date) and returned 400,000 common shares.

The Company has analyzed its operations subsequent to March 31, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Lithium Corporation, unless otherwise indicated.

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

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder to purchase a 50.829 acre (20.57 hectare) claim known as the Sugar Property, located in the Cherryville area of British Columbia. We issued 250,000 shares to the seller in consideration for the claim.  Since that time we have expanded the claim block considerably, and expended approximately $75,000 exploring the property for flake graphite deposits. In January, 2014, we agreed to buy back the shares issued to the seller for $2,500.

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

Also in the general area of the Michael property the Yeehaw property has been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.

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

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C.  Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then has a  Subsequent Earn-In option to purchase Lithium Corporation's  remaining 20% working interest within one year of earning the 80% by paying the  Company a further  $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional  $1,000,000.  Should the Purchaser elect  not  to  exercise  the  Subsequent  Earn-In,  a  joint  venture  will  be established.  During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal agreement.  Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire  1032701 B.C.  Ltd and the right to acquire the Fish Lake Valley Property.  Menika Mining completed the acquisition of 1032701 B.C. and changed their name to American Lithium Corp.  They fulfilled the initial obligations of the Fish Lake  Valley Earn-In-Agreement in April of 2016, and all year 1 anniversary obligations have been met.  To date, we have received $200,000 and 300,000 common shares in relation to the Fish Lake option agreement.

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

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.  The terms of the formal agreement are;  payment of  $100,000,  issuance of 300,000  common  shares of 1067323 B.C. Ltd.,  or of the  publicly  traded  company  anticipated  to result from a Going Public  Transaction,  and work  performed on the property by the Optionee in the amount of  $600,000  over the next three  years to earn an 80%  interest  in the property.  1067323  then has a  subsequent  Earn-In  option to purchase  Lithium Corporation's  remaining 20% working  interest within three years of earning the 80% by paying our company a further $1,000,000,  at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an  additional  $1,000,000.  Should the Purchaser elect not to exercise the Subsequent  Earn-In,  a joint venture will be established.  1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

We had a net loss of $57,831 for the three month period ended March 31, 2017, which was $30,056 less than the net loss of $87,887 for the three month period ended March 31, 2016. The change in our results over the two periods is a result of a decrease in exploration expenses and stock option expense in 2017.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change Between Three Month Periods Ended March 31, 2017 and March 31, 2016

Professional fees	$9,268	$12,440	$(3,172)
Exploration expenses	390	17,020	(16,630)
Consulting fees	32,809	18,000	14,809
Insurance expense	4,225	4,225	-
Investor relations	5,249	7,283	(2,034)
Stock based compensation	-	22,034	(22,034)
Transfer agent and filing fees	1,361	2,606	(1,245)
Travel	6,152	2,785	3,367
General and administrative	2,945	1,514	1,431
Interest/Other (income) expense	(4,568)	(20)	(4,548)
Net loss	$(57,831)	$(87,887)	$(30,056)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2017 reflects current assets of $691,680.  We had cash in the amount of $487,590 and working capital in the amount of $54,352 as of March 31, 2017. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At March 31, 2017	At December 31, 2016

Current assets	$691,680	$342,962
Current liabilities	637,328	412,914
Working capital (deficiency)	$54,352	$(69,952)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2017	2016

Net cash (used in) operating activities	$(101,175)	$(54,974)
Net cash (used in) investing activities	123,335	(5,000)
Net cash provided by (used in) financing activities	183,800	50,600
Net increase (decrease) in cash during period	$205,960	$(9,374)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was $101,175, an increase of $46,201 from the $54,974 net cash outflow during the three months ended March 31, 2016.

Investing Activities

The primary driver of cash used in investing activities was continued expenditures related to the acquisition and maintenance of resource properties.

Cash from investing activities during the three months ended March 31, 2017 was $123,335, which was a $128,335 increase from the $5,000 cash used in investing activities during the three months ended March 31, 2016.   The increase was a result of cash received from optioned properties.

Financing Activities

Cash from financing activities during the three months ended March 31, 2017 was $183,800 as compared to $50,600 in cash provided by financing activities during the three months ended March 31, 2016.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	200,000
Travel	30,000
Total	$420,000

To date we have relied on proceeds from the sale of our shares and on loans from our sole officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately as of March 31, 2017, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

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

In December, 2015 two cases were filed against our company; the first was filed in the United States District Court, District of Nevada by Jablonski Enterprises, Ltd. against several defendants, including our company, Summa, LLC, Henry Tonking, GIS Land Services, Greg Ekins, the Nye County Assessor, the Mapping Administrator for Nye County, the Nye County District Attorney and the Nye County Deputy District Attorney with respect to Summa, LLC’s efforts to change the record name on the assessor’s tax rolls from Jablonski Enterprises to Summa, LLC pursuant to a prior court order issued by the Clark County District Court. The second identical case was filed in the 5th Judicial District Court of Nevada against the same defendants, including our company, and is regarding the same issues.

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

On March 8, 2017 in the Fifth Judicial District Court of Nevada, Judge Wanker dismissed the appeal stemming from May 3, 2016, and upheld the defendant’s right to costs, and pending submittal of additional costs for council to attend that hearing will make a written final ruling shortly with respect to costs, and possible Anti-Slapp sanctions.  At the same time a trial date was set for May 8th 2018 where the court will hear Summa’s petition for “Quiet Title” with respect to its Tonopah properties.

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

10.3	Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)

Exhibit Number	Description

10.4	Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.5	Trust Agreement dated August 30, 2013 between our company and Tom Lewis (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2013)

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

LITHIUM CORPORATION
(Registrant)

Dated: May 15, 2017	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)