Form 10-Q
period 2017-06-30
Lithium Corp
filed 2017-08-10
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] YES [X] NO

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

84,965,312  common shares issued and outstanding as of August 7, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$376,971	$281,630
Marketable securities	32,734	41,284
Deposits	700	700
Prepaid expenses	43,006	19,348
Total Current Assets	453,411	342,962

OTHER ASSETS
Mineral properties	231,524	159,859

TOTAL ASSETS	$684,935	$502,821

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,007	$15,313
Allowance for optioned properties	516,986	397,601

TOTAL CURRENT LIABILITIES	517,993	412,914

TOTAL LIABILITIES	517,993	412,914

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 84,715,312 and 81,704,075 common shares outstanding, respectively	84,716	81,705
Common stock payable	70,000	11,334
Additional paid in capital	3,593,580	3,463,903
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	370,768	308,322
Accumulated deficit	(4,143,635)	(3,966,870)

TOTAL STOCKHOLDERS' EQUITY	166,942	89,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$684,935	$502,821

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	13,458	9,750	22,726	22,190
Exploration expenses	5,180	15,673	5,570	32,693
Consulting fees	51,240	11,304	84,049	29,304
Insurance expense	2,996	5,633	7,221	9,858
Investor relations	4,098	3,121	9,347	10,404
Stock based compensation	-	-	-	22,034
Transfer agent and filing fees	3,607	2,607	4,968	5,213
Travel	3,734	663	9,886	3,448
General and administrative expenses	2,118	3,383	5,063	4,897
TOTAL OPERATING EXPENSES	86,431	52,134	148,830	140,041

LOSS FROM OPERATIONS	(86,431)	(52,134)	(148,830)	(140,041)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(32,503)	-	(27,935)	-
Interest income	-	-	-	20
TOTAL OTHER INCOME (EXPENSE)	(32,503)	-	(27,935)	20

LOSS BEFORE INCOME TAXES	(118,934)	(52,134)	(176,765)	(140,021)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(118,934)	$(52,134)	$(176,765)	$(140,021)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	84,715,312	78,718,867	83,649,393	77,664,741

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)
(Unaudited)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Deficit	Equity

Balance, December 31, 2015	77,361,408	77,362	3,387,780	303,422	159,301	-	(3,467,465)	460,400

Stock issued for cash	3,376,000	3,377	54,123	-	-	-	-	57,500
Stock issued on stock option exercise	200,000	200	-	-	4,800	-	-	5,000
Stock issued on stock warrant exercise	100,000	100	-	4,900	-	-	-	5,000
Stock issued for services	666,667	666	22,000	-	-	-	-	22,666
Stock based compensation	-	-	-	-	27,412	-	-	27,412
Stock payable for services	-	-	-	-	-	11,334	-	11,334
Net loss	-	-	-	-	-	-	(499,405)	(499,405)

Balance, December 31, 2016	81,704,075	81,705	3,463,903	308,322	191,513	11,334	(3,966,870)	89,907

Stock issued for cash	2,400,000	2,400	117,600	-	-	-	-	120,000
Stock returned to treasury	(1,076,000)	(1,076)	1,076	-	-	-	-	-
Stock issued on stock warrant exercise	1,353,904	1,354	-	62,446	-	-	-	63,800
Stock issued for services	333,333	333	11,001	-	-	(11,334)	-	-
Stock payable on mineral property acquisition	-	-	-	-	-	70,000	-	70,000
Net loss	-	-	-	-	-	-	(176,765)	(176,765)

Balance, June 30, 2017	84,715,312	$84,716	$3,593,580	$370,768	$191,513	$70,000	$(4,143,635)	$166,942

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(176,765)	$(140,021)
Adjustment to reconcile net loss to net cash used in operating activities
Stock based compensation	-	22,034
Change in fair value of marketable securities	27,935	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(23,658)	(3,646)
Increase (decrease) in accounts payable and accrued liabilities	(14,306)	6,262
Net Cash Used in Operating Activities	(186,794)	(115,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call on long term investment	-	(11,700)
Cash to acquire properties	(1,665)	-
Cash from properties	100,000	230,000
Net Cash Provided by Investing Activities	98,335	218,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for warrants/options exercise	63,800	-
Shares issued for cash	120,000	62,500
Net Cash Used in Financing Activities	183,800	62,500

Increase in cash	95,341	165,429
Cash, beginning of period	281,630	191,465
Cash, end of period	$376,971	$356,894

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$19,385	$248,000
Shares issuable for purchase of mineral property	$70,000	$-
Shares for services issued from stock payable	$11,334	$-
Shares returned to treasury	$1,076	$-
Cashless exercise of warrants	$78	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation
Notes to the Condensed Financial Statements
June 30, 2017 (Unaudited)

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
June 30, 2017(Unaudited)

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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2017 and 2016, respectively.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $186,794 of cash in operations for the six months ended June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Lithium Corporation
Notes to the Condensed Financial Statements
June 30, 2017 (Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$376,791	$-	$-
Marketable securities	32,734	-	-
Total Assets	409,525	-	-
Liabilities
Total Liabilities	-	-	-
	$409,525	$-	$-

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$281,630	$-	$-
Marketable securities	41,284	-	-
Total Assets	322,914	-	-
Liabilities
Total Liabilities	-	-	-
	$322,914	$-	$-

Lithium Corporation
Notes to the Condensed Financial Statements
June 30, 2017 (Unaudited)

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2016	$41,284
Additions	19,385
Unrealized loss on mark down to fair value	(27,935)
Balance, June 30, 2017	$32,734

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Bonds	$1,214	$2,181
Transfer agent fees	1,063	2,125
Insurance	14,982	4,226
Office Misc.	350	350
Consulting	19,930	-
Investor relations	5,467	10,466
Total prepaid expenses	$43,006	$19,348

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

The Company participated in the formation of Summa, which holds 88 fee-title patented claims, which cover approximately 1,191.3 acres of prospective mineral lands. The Company has recently signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. The Company’s president, Tom Lewis, has been named as a managing member of Summa.

The investment has been accounted for using the equity method of accounting.  As such, the Company shall record its proportionate share of income or loss in the investment.  As of June 30, 2017, the Company has recorded a cumulative loss on investment of $32,703 and recorded a write-down of investment of $88,997.  As at June 30, 2017, the balance for the investment is $0 (2016: $0).

Yeehaw and Melissa Properties

On June 30, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (payable) and 750,000 common shares on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at June 30, 2017, the Company has recorded $71,665 in acquisition costs related to the Yeehaw and Melissa properties.

Lithium Corporation
Notes to the Condensed Financial Statements
June 30, 2017 (Unaudited)

Note 7 - Mineral Properties

Fish Lake Valley Property

The Company purchased a 100% interest in the Fish Lake Valley property by making staged payments of $350,000 worth of common stock. Title to the pertinent claims was transferred to the Company through quit claim deed dated June 1, 2011, and this quit claim was recorded at the county level on August 3, 2011 and at the BLM on August 4, 2011. Quarterly stock disbursements were made on the following schedule:

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

As at December 31, 2016, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Valley Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Valley Property was $159,859 as of June 30, 2017 and December 31, 2016.

On March 10, 2016, the Company entered into an agreement with respect to the Fish Lake Valley Property whereby the purchaser may earn an 80% interest in the property for payments of $300,000, 400,000 shares and work performed on the property over the next three years totaling $1,100,000 and $30,000 reimbursement of costs relating to the property.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of June 30, 2017, the Company has received $230,000 and 300,000 common shares (valued at $84,085) in relation to the option agreement.  The $314,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at June 30, 2017 of the 300,000 common shares received is $19,640.  As a result, a cumulative fair value impairment charge of $64,445 has been recorded.

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty.  The claims here were allowed to lapse in July 2016.  The carrying value of the Mt. Heimdal property is $0 (2016: $0) as of June 30, 2017.

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
June 30, 2017 (Unaudited)

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

As of June 30, 2017, the Company has received $100,000 and 200,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at June 30, 2017 of the 200,000 common shares received is $13,094.  As a result, a cumulative fair value impairment charge of $89,807 has been recorded.

On February 13, 2017, the Company entered into an agreement with respect to the Salt Wells Property whereby the purchaser may earn an 100% interest in the property for payments of $150,000, 1,500,000 shares and work performed on the property over the next three years totaling $600,000.  The Company shall retain a 2% NSR on the property, of which the purchaser may purchase 1% for $1,000,000.

During the quarter ended March 31, 2017, the Company has received $25,000 and 400,000 common shares (valued at $99,629) in relation to the option agreement.  The $124,629 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  On May 5, 2017, this agreement was cancelled and all consideration was returned to the respective parties.  Therefore, the carrying value of the property is $0.

As at June 30, 2017, Fish Lake Valley, Yeehaw, Melissa and Three Valley Gap represent the only properties on the balance sheet with the remaining properties having been written down to a nominal value.

Fish Lake Valley, the San Emidio properties and the Salt Wells properties have been optioned as discussed above.  The optionee has not met all of the obligations related to the option agreement and, as such, title has not transferred from the Company to the optionee as of June 30, 2017.  All payments and consideration received to date by the Company has been included as allowance for optioned properties and will be charged to the statement of operations when either all obligations have been met or the optionee has declined to make the requisite option payments, at which time the properties will be returned to the Company.

Lithium Corporation
Notes to the Condensed Financial Statements
June 30, 2017 (Unaudited)

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

There were 84,715,312 shares of common stock issued and outstanding as of June 30, 2017.

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
June 30, 2017 (Unaudited)

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

The table below outlines the change in warrants during the year-ended June 30, 2017:

Number

Balance, December 31, 2015	2,700,000
Granted	3,376,000
Exercised	(100,000)

Balance, December 31, 2016	5,976,000

Granted	2,400,000
Exercised	(1,436,000)
Cancelled	(1,076,000)

Balance, June 30, 2017	5,864,000

The table below outlines details of warrants outstanding as at June 30, 2017:

Grant Date	Number	Exercise Price	Expiry Date

October 15, 2015	2,000,000	$0.075	October 15, 2017
April 12, 2016	140,000	$0.075	April 12, 2018
May 24, 2016	1,324,000	$0.075	May 24, 2018
March 27, 2017	2,400,000	$0.050	March 27, 2019

Total	5,864,000

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
June 30, 2017 (Unaudited)

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

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at June 30, 2017:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2017

March 15, 2013	200,000	$0.045	March 15, 2018	200,000
November 12, 2014	700,000	$0.045	November 12, 2019	700,000
February 10, 2016	650,000	$0.025	January 8, 2022	650,000

Lithium Corporation
Notes to the Condensed Financial Statements
June 30, 2017 (Unaudited)

Note 9 – Related Party Transactions

During the three months ended June 30, 2017, the Company paid $6,980 (2016 - $18,000) to a company controlled by the officer of the Company and paid $32,000 (2016 - $18,000) to a director and officer of the Company.

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

Note 11 - Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those discussed above.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Lithium Corporation and our wholly-owned subsidiary Lithium Royalty Corp., a Nevada company, unless otherwise indicated.

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

In April of 2016 our company established a wholly owned subsidiary  called Lithium  Royalty Corp. The subsidiary was a Nevada Corporation in which we had planned to build a portfolio of lithium mineral property  royalties.   Also in April of 2016 Lithium Royalty Corp. staked a lithium property consisting of a block of  mineral  claims  that became known as the North Big Smoky Property.  On May 13th, 2016 Lithium Royalty Corp. sold the North Big Smoky property to 1069934 BC Ltd., retaining a Net Smelter Royalty.  On April 28, 2017, the Company entered into an Assignment Agreement with Lithium Royalty Corp. for the assignment of the residual interest in the North Big Smoky Property and the subsidiary was subsequently voluntarily dissolved with the Nevada Secretary of State with an effective date of April 28, 2017.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and Graphite properties in British Columbia.

Our current operational focus is to conduct exploration activities on the tantalum-niobium properties we are optioning, and the BC Sugar property – all in British Columbia, and to verify and validate exploration activities conducted by our partners at Fish Lake Valley, and San Emidio, and also to generate additional prospects for our exploration portfolio.

On February 16, 2017 we issued a news release announcing that we had signed a letter of intent with Nevada Sunrise Gold Corp. with respect to our Salt Wells lithium in brine prospect located in Churchill County Nevada.

Under the terms of the agreement NEV (TSX-V - NEV, OTC - NVSGF) could have earned a 100% interest in the  Property  subject to a 2% Net Smelter  Royalty  (NSR) by making staged  payments  of cash and shares  over the next two years.  The terms are;

•	$10,000 non-refundable deposit on signing the LOI
•	$15,000 & issue 400,000 common shares of NEV on the later of TSX-V approval or the signing of a formal definitive agreement
•	$50,000 & 500,000 shares - 1st anniversary
•	$75,000 & 600,000 shares - 2nd anniversary

NEV was to pay all claim and other property  related fees during the earn-in phase of the  agreement,  and would have also retained the right to purchase  one half (1%) of the NSR at any time up until the third  anniversary of the signing of the formal agreement  for  $1,000,000.  Issues arose with respect to the claim block and Nevada Sunrise’s understanding of the placement of the block, and ultimately it was determined that the Company would be best served by cancelling the agreement and refunding the money (minus bank fees) that Nevada Sunrise had sent.  An informal letter agreement releasing the parties of all obligations save for the Area of Mutual Interest clause was executed by both parties on May 05, 2017.

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

Also in the general area of the Michael property the Yeehaw property has been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.  The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July, and more work is planned on these properties in the coming months.

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

On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the North Big Smoky  Property  through a Property  Acquisition  Agreement  with the private company 1069934 Nevada Ltd. ("Purchaser"). Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, and 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd.  Lithium Royalty Corp. retained a 2.5% Vendor Net Smelter Royalty ("NSR") on the North Big Smoky Property and the Purchaser has the right to purchase up to one-half (50%) of the NSR for $1,000,000 to reduce the NSR to 1.25%.

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

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.  The terms of the formal agreement are;  payment of  $100,000,  issuance of 300,000  common  shares of 1067323 B.C. Ltd.,  or of the  publicly  traded  company  anticipated  to result from a Going Public  Transaction,  and work  performed on the property by the Optionee in the amount of  $600,000  over the next three  years to earn an 80%  interest  in the property.  1067323  then has a  subsequent  Earn-In  option to purchase  Lithium Corporation's  remaining 20% working  interest within three years of earning the 80% by paying our company a further $1,000,000,  at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an  additional  $1,000,000.  Should the Purchaser elect not to exercise the Subsequent  Earn-In,  a joint venture will be established.  1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016.  The second tranche of shares were received in May of 2017.

On February 20, 2015, our company signed a letter of intent with Kingsmere Mining Ltd., which is the preliminary step whereby Kingsmere, or their appointee, may choose to buy or option our company’s lithium brine properties in Nevada. The letter allowed for a due diligence and election period until April 1, 2015 with closing by April 15, 2015. The terms of the letter of intent with Kingsmere were subsequently extended to May 31, 2015.  Our company and Kingsmere were not able to reach an agreement and a press release notifying the public was issued on June 23, 2015.

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services.  To date we have contributed an additional $21,700 to Summa, LLC.

Our company intends to continue generating additional lithium brine properties in Nevada and conduct exploration on our BC Sugar flake graphite property in British Columbia, while tracking progress at Fish Lake Valley and San Emidio. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the “Howard Hughes” Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

Fish Lake Valley Property

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda County in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold 143 – 80 acre Association Placer claims that cover approximately 11,360 acres (4597 hectares). Lithium-enriched Tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our company allowed 56 claims to lapse on September 1, 2012, which covered the southern playa area. These claims were allowed to lapse as it was determined through the course of work over the past three years that they are not overly prospective for hosting lithium brine resources, nor is it strategically advantageous to continue to hold them.

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

Our company remains very pleased with the results here, and believes that the playa at Fish Lake Valley may be conducive to the formation of a “Silver Peak” style lithium brine deposit.

In February 2016 the Company signed an Exploration Earn-In Agreement with 1032701 B.C. Ltd., a private British Columbia company with respect to our Fish Lake Valley lithium brine property.

1032701 B.C. Ltd., could acquire an initial 80% undivided interest in the Fish Lake Valley property through the payment of an aggregate of US$300,000 in cash, completing a Going Public Transaction on or before May 6, 2016, and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 400,000 common shares in the capital of the Resulting Issuer as follows: (i) within five Business Days following the effective date,

•	Pay $100,000 to our company plus costs to stake a new block of claims adjacent to our existing land package, and issue 200,000 common shares of the TSX-V listed public company.
•	On or before the first anniversary of the signing of the Definitive Agreement pay $100,000 to our company and issue 100,000 common shares of the Optionee/TSX-V listed public company.
•	On or before the second anniversary of the signing of the definitive agreement pay $100,000 to our company and issue 100,000 common shares of the Optionee/TSX-V listed public company.

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

On April 7, 2016, 1032701 B.C. Ltd. was acquired by Menika Mining Ltd., which subsequently changed its name to American Lithium Corp.(TSXV: LI)  In connection with the acquisition of 1032701 and in accordance with the Exploration Earn-In Agreement, 200,000 common shares were issued to our company.  In addition, we received payment of $130,000.

American Lithium Corporation conducted confirmation shallow brine sampling on the property, and drilled two exploratory wells off the playa area in 2016.  They have fulfilled all the year one obligations as outlined in the agreement, and are currently waiting for the playa to firm up before conducting further drilling work.

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

1067323 B.C. Ltd., may acquire an initial 80% undivided interest in the San Emidio property through the payment of an aggregate of US$100,000 in cash, completing a Going Public Transaction and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 300,000 common shares in the capital of the Resulting Issuer as follows:

•	Within 30 days of the Effective Date pay $100,000 to our company and issue 100,000 common shares of the TSX-V listed public company.
•	On or before the first anniversary of the signing of the Definitive Agreement issue 100,000 common shares of the Optionee/TSX-V listed public company.
•	On or before the second anniversary of the signing of the definitive agreement issue 100,000 common shares of the Optionee/TSX-V listed public company.

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

On May 24, 2016, 1067323 B.C. Ltd. was acquired by American Lithium Corp.(TSXV: LI)  In connection with the acquisition of 1067323 and in accordance with the Exploration Earn-In Agreement, 100,000 common shares were issued to our company.  In addition, we received payment of $100,000.  To date the Company has received 200,000 shares of American Lithium.

American Lithium Corp has not conducted any appreciable exploration work on this prospect, and the Company waived the $100,000 exploration expenditure provision for Year 1 of the option agreement.

BC Sugar Flake Graphite Property

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company’s common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks in the general area of the BC Sugar prospect are similar to the host rocks in the area of the Crystal Graphite deposit 55 miles (90 kms) to the southeast. Over the past three years the claim block here has been strategically decreased, and the Company currently holds one tenure encompassing 1422 acres (575.67 hectares).

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

We received final assays from the October 2013 prospecting and geological program at the BC Sugar property in December of 2013. That work increased the area known to be underlain by graphitic bearing gneisses, and further evaluations were made in the area of the Sugar Lake, Weather Station, and Taylor Creek showings. In the general vicinity of the Weather Station showing, a further 13 samples were taken, and hand trenching was performed at one of several outcrops in the area. In the trench a 5.2 meter interval returned an average of 3.14% graphitic carbon, all in an oxidized relatively friable gneissic host rock. Additionally a hydrothermal or vein type mineralized graphitic quartz boulder was discovered in the area which graded up to 4.19% graphitic carbon. The source of this boulder was not discovered during this program, but it is felt to be close to its point of origin. Samples representative of the mineralization encountered here were taken for petrographic study, which was received in late 2013. A brief assessment work program was performed in September 2014 to ensure all claims in the package were in good standing prior to the anticipated sale of this asset to Pathion. Recommendations were made by the consulting geologist who wrote the assessment report with respect to trenching, and eventually drilling the Weather Station showing. Our company submitted a Notice of Work to the BC Government in early May 2015 to enable our company to conduct a program of excavator trenching, sampling and geological mapping on the Weather Station showing.  In May of 2015 we signed an agreement with KLM Geosciences LLC of Las Vegas to conduct a short Ground Penetrating Radar (GPR) survey on the property in the Weather Station – Taylor Creek areas.  The GPR survey as well as a GEM-2 electromagnetic (EM) survey took place in approximately mid-May 2015. The GPR survey did not provide useful data because of the moisture saturation in the shallow subsurface. The EM survey successfully generated an anomaly over known mineralization as well as extended the anomaly to the west under an area of cover consisting of glacial/fluvial till. Lithium Corporation is pleased with the results of the EM survey and has modified our work plans to include additional work that builds on the results of this survey.

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

Our company participated in the formation of Summa, which holds 88 fee-title patented lode claims, which cover approximately 1,191.3 acres of prospective mineral lands. Our company has recently signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. Our company’s director, Tom Lewis, has been named as a managing member of Summa.

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

Recently research has been conducted on the Hughes properties, focusing on the Tonopah area where reporting in the 1980’s, indicate that over 2.175 million tons of mine dumps and mill tailings exist at surface on Summa’s properties that contain in the order of 3.453 million ounces of silver, and 28,500 ounces of gold. In addition to this easily extractable surficial resource, other reports indicate that 300 - 500,000 tons of mineralized material is expected to remain at depth in old workings on Summa’s properties, which is believed to contain an average 20 ounces silver and 0.02 ounces gold per ton. Also several partially tested exploration targets have been identified on Summa’s Tonopah claims, where further work could potentially lead to a marked increase in known underground resources.

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

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, Tantalum-Niobium and Rare Earth Element mineralization, as well as evaluating opportunities brought to our company by third parties.

Additionally our company is ramping up its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

We had a net loss of $118,934 for the three month period ended June 30, 2017, which was $66,900 more than the net loss of $52,134 for the three month period ended June 30, 2016.  The change in our results over the two periods is primarily the result of increases in consulting fees and a change in the fair market value of marketable securities held by the Company.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Change Between Three Month Period Ended June 30, 2017 and June 30, 2016

Professional fees	$13,458	$9,750	$3,708
Exploration expenses	5,180	15,673	(10,493)
Consulting fees	51,240	11,304	39,936
Insurance expense	2,996	5,633	(2,637)
Investor relations	4,098	3,121	977
Transfer agent and filing fees	3,607	2,607	1,000
Travel	3,734	663	3,071
General and administrative	2,118	3,383	(1,265)
Interest/Other income	32,503	-	32,503
Net loss	$118,934	$52,134	$66,800

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

We had a net loss of $176,765 for the six month period ended June 30, 2017, which was $36,744 more than the net loss of $140,021 for the six month period ended June 30, 2016. The change in our results over the two periods is primarily the result of increases in consulting fees and a change in the fair market value of marketable securities held by the Company offset by declines in stock based compensation and exploration expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Change Between Six Month Period Ended June 30, 2017 and June 30, 2016

Professional fees	$22,726	$22,190	$536
Exploration expenses	5,570	32,693	(27,123)
Consulting fees	84,049	29,304	54,745
Insurance expense	7,221	9,858	(2,637)
Investor relations	9,347	10,404	(1,057)
Stock based compensation	-	22,034	(22,034)
Transfer agent and filing fees	4,968	5,213	(245)
Travel	9,886	3,448	6,438
General and administrative	5,063	4,897	166
Interest/Other income	27,935	(20)	27,955
Net loss	$176,765	$140,021	$36,744

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2017 reflects current assets of $453,411.  We had cash in the amount of $376,971 and working capital deficiency in the amount of $64,582 as of June 30, 2017. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2017	At June 30, 2016

Current assets	$453,411	$665,819
Current liabilities	517,993	504,762
Working capital (deficiency)	$(64,582)	$161,057

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2017	2016

Net cash (used in) operating activities	$(186,794)	$(115,371)
Net cash (used in) investing activities	98,335	218,300
Net cash provided by (used in) financing activities	183,800	62,500
Net (decrease) in cash during period	$95,341	$165,429

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2017 was $186,794, an increase of $71,423 from the $115,371 net cash outflow during the six months ended June 30, 2016.

Investing Activities

Cash from investing activities during the six months ended June 30, 2017 was $98,335, which was a $119,965 decrease from the $218,300 cash from investing activities during the six months ended June 30, 2016.

Financing Activities

Cash from financing activities during the six months ended June 30, 2017 was $183,800 as compared to $62,500 in cash provided by financing activities during the six months ended June 30, 2016.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	200,000
Travel	30,000
Total	$420,000

To date we have relied on proceeds from the sale of our shares and on loans from our sole officer in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $376,971 as of June 30, 2017, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2017 and 2016, respectively.

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

In December, 2015 two cases were filed against our company; the first was filed in the United States District Court, (Federal) District of Nevada by Jablonski Enterprises, Ltd. against several defendants, including our company, Summa, LLC, Henry Tonking, GIS Land Services, Greg Ekins, the Nye County Assessor, the Mapping Administrator for Nye County, the Nye County District Attorney and the Nye County Deputy District Attorney with respect to Summa, LLC’s efforts to change the record name on the assessor’s tax roles from Jablonski Enterprises to Summa, LLC pursuant to a prior court order issued by the Clark County District Court. The second identical case was filed in the Fifth Judicial District Court (State) of Nevada against the same defendants, including our company, and is regarding the same issues.

On May 3, 2016, the case in the Fifth Judicial District Court of Nevada was dismissed against the appearing defendants with prejudice, and those defendants, including our company, were awarded legal fees and costs to be paid by the plaintiff and the case is currently pending an order from the Court.

On February 6, 2017 Chief Judge Gloria M. Navarro of the United States District Court, District of Nevada dismissed with predjudice the  Federal case against Lithium Corporation and the other defendants.

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

10.7	Asset Purchase Agreement dated August 15, 2014 between our company and Pathion, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2014)

10.8	Exploration Earn-In Agreement dated effective February 10, 2016 between our company and 1032701 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2016)

Exhibit Number	Description

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

LITHIUM CORPORATION
(Registrant)

Dated: August 9, 2017	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)