Form 10-Q
period 2017-09-30
Lithium Corp
filed 2017-11-03
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

87,865,312 common shares issued and outstanding as of October 31, 2017

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$356,438	$281,630
Marketable securities	20,375	41,284
Deposits	700	700
Prepaid expenses	81,263	19,348
Total Current Assets	458,776	342,962

OTHER ASSETS
Mineral properties	231,524	159,859

TOTAL ASSETS	$690,300	$502,821

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$291	$15,313
Allowance for optioned properties	516,986	397,601

TOTAL CURRENT LIABILITIES	517,277	412,914

TOTAL LIABILITIES	517,277	412,914

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001;
86,615,312 and 81,704,075 common shares outstanding, respectively	87,616	81,705
Common stock payable	-	11,334
Additional paid in capital	3,755,695	3,463,903
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	370,768	308,322
Accumulated deficit	(4,232,569)	(3,966,870)

TOTAL STOCKHOLDERS' EQUITY	173,023	89,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$690,300	$502,821

The accompanying notes are an integral part of these financial statements

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	7,149	7,212	29,875	29,402
Exploration expenses	4,061	7,172	9,631	39,865
Consulting fees	18,500	47,218	102,549	76,522
Insurance expense	4,495	4,225	11,716	14,083
Investor relations	36,024	3,750	45,371	14,154
Stock based compensation	-	-	-	22,034
Transfer agent and filing fees	1,746	2,196	6,714	7,409
Travel	2,365	606	12,251	4,054
General and administrative expenses	2,318	2,698	7,381	7,595
TOTAL OPERATING EXPENSES	76,658	75,077	225,488	215,118

LOSS FROM OPERATIONS	(76,658)	(75,077)	(225,488)	(215,118)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(12,359)	(137,516)	(40,294)	(137,516)
Other income	83	5,032	83	5,052
TOTAL OTHER INCOME (EXPENSE)	(12,276)	(132,484)	(40,211)	(132,464)

LOSS BEFORE INCOME TAXES	(88,934)	(207,561)	(265,699)	(347,582)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(88,934)	$(207,561)	$(265,699)	$(347,582)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	86,217,510	80,281,921	84,512,498	78,789,491

The accompanying notes are an integral part of these financial statements

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)
(Unaudited)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Deficit	Equity

Balance, December 31, 2015	77,361,408	77,362	3,387,780	303,422	159,301	-	(3,467,465)	460,400

Stock issued for cash	3,376,000	3,377	54,123	-	-	-	-	57,500
Stock issued on stock option exercise	200,000	200	-	-	4,800	-	-	5,000
Stock issued on stock warrant exercise	100,000	100	-	4,900	-	-	-	5,000
Stock issued for services	666,667	666	22,000	-	-	-	-	22,666
Stock based compensation	-	-	-	-	27,412	-	-	27,412
Stock payable for services	-	-	-	-	-	11,334	-	11,334
Net loss	-	-	-	-	-	-	(499,405)	(499,405)

Balance, December 31, 2016	81,704,075	81,705	3,463,903	308,322	191,513	11,334	(3,966,870)	89,907

Stock issued for cash	4,300,000	4,300	210,715	-	-	-	-	215,015
Stock returned to treasury	(1,076,000)	(1,076)	1,076	-	-	-	-	-
Stock issued on stock warrant exercise	1,353,904	1,354	-	62,446	-	-	-	63,800
Stock issued for services	333,333	333	11,001	-	-	(11,334)	-	-
Stock issued on mineral property acquisition	1,000,000	1,000	69,000	-	-	-	-	70,000
Net loss	-	-	-	-	-	-	(265,699)	(265,699)

Balance, September 30, 2017	87,615,312	$87,616	$3,755,695	$370,768	$191,513	$-	$(4,232,569)	$173,023

The accompanying notes are an integral part of these financial statements

LITHIUM Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(265,699)	$(347,582)
Adjustment to reconcile net loss to net cash used in operating activities
Stock based compensation	-	22,034
Change in fair value of marketable securities	40,294	137,516
Stock issued in exchange for services	-	22,666
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(61,915)	(145)
Increase (decrease) in accounts payable and accrued liabilities	(15,022)	(1,537)
Net Cash Used in Operating Activities	(302,342)	(167,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call on long term investment	-	(16,700)
Cash to acquire properties	(1,665)	-
Cash from properties	100,000	230,000
Net Cash Provided by Investing Activities	98,335	213,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for warrants/options exercise	63,800	-
Shares issued for cash	215,015	67,500
Net Cash Used in Financing Activities	278,815	67,500

Increase in cash	74,808	113,752
Cash, beginning of period	281,630	191,465
Cash, end of period	$356,438	$305,217

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$19,385	$248,000
Shares issuable for purchase of mineral property	$70,000	$-
Shares for services issued from stock payable	$11,334	$-
Shares returned to treasury	$1,076	$-
Cashless exercise of warrants	$78	$-

The accompanying notes are an integral part of these financial statements

Lithium Corporation
Notes to the Condensed Financial Statements
September 30, 2017 (Unaudited)

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
September 30, 2017(Unaudited)

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

Mineral Properties
Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2017 and 2016, respectively.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $302,342 of cash in operations for the nine months ended September 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Lithium Corporation
Notes to the Condensed Financial Statements
September 30, 2017 (Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$356,438	$-	$-
Marketable securities	20,375	-	-
Total Assets	376,813	-	-
Liabilities
Total Liabilities	-	-	-
	$376,813	$-	$-

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$281,630	$-	$-
Marketable securities	41,284	-	-
Total Assets	322,914	-	-
Liabilities
Total Liabilities	-	-	-
	$322,914	$-	$-

Lithium Corporation
Notes to the Condensed Financial Statements
September 30, 2017 (Unaudited)

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2016	$41,284
Additions	19,385
Unrealized loss on mark down to fair value	(40,294)

Balance, September 30, 2017	$20,375

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Bonds	$1,214	$2,181
Transfer agent fees	531	2,125
Insurance	10,487	4,226
Office Misc.	350	350
Consulting	55,714	-
Investor relations	12,967	10,466
Total prepaid expenses	$81,263	$19,348

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

The investment has been accounted for using the equity method of accounting.  As such, the Company shall record its proportionate share of income or loss in the investment.  As of June 30, 2017, the Company has recorded a cumulative loss on investment of $32,703 and recorded a write-down of investment of $88,997.  As at September 30, 2017, the balance for the investment is $0 (2016: $0).

Note 7 - Mineral Properties

Yeehaw and Melissa Properties
On June 30, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 750,000 common shares on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at September 30, 2017, the Company has recorded $71,665 in acquisition costs related to the Yeehaw and Melissa properties.

Lithium Corporation
Notes to the Condensed Financial Statements
September 30, 2017 (Unaudited)

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

As at December 31, 2016, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Valley Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Valley Property was $159,859 as of September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, the Company has received $230,000 and 30,000 common shares (valued at $84,085) in relation to the option agreement.  The $314,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at September 30, 2017 of the 30,000 common shares received is $12,225.  As a result, a cumulative fair value impairment charge of $71,860 has been recorded.

Mt. Heimdal Property

The Company entered into an agreement in April 2013, as amended in August 2013, whereby it earned a 100% interest in the Mt. Heimdal Flake Graphite property in BC, subject to a 1.5% net overriding royalty.  The claims here were allowed to lapse in July 2016.  The carrying value of the Mt. Heimdal property is $0 (2016: $0) as of September 30, 2017.

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
September 30, 2017 (Unaudited)

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

As of September 30, 2017, the Company has received $100,000 and 20,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at September 30, 2017 of the 20,000 common shares received is $8,150.  As a result, a cumulative fair value impairment charge of $94,751 has been recorded.

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

As at September 30, 2017, Fish Lake Valley, Yeehaw, Melissa and Three Valley Gap represent the only properties on the balance sheet with the remaining properties having been written down to a nominal value.

Fish Lake Valley, the San Emidio properties and the Salt Wells properties have been optioned as discussed above.  The optionee has not met all of the obligations related to the option agreement and, as such, title has not transferred from the Company to the optionee as of September 30, 2017.  All payments and consideration received to date by the Company has been included as allowance for optioned properties and will be charged to the statement of operations when either all obligations have been met or the optionee has declined to make the requisite option payments, at which time the properties will be returned to the Company.

Lithium Corporation
Notes to the Condensed Financial Statements
September 30, 2017 (Unaudited)

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

On February 10, 2017, the Company issued and removed from stock payable 333,333 common shares in relation to a services agreement dated April 1, 2016.  These shares were valued at $11,334, being the fair market value at the date of contract.

On February 10, 2017, the Company issued 1,353,904 common shares for gross proceeds of $63,800 pursuant to the exercise of warrants.

On March 16, 2017, 1,076,000 shares were cancelled and returned to treasury.

On March 27, 2017, the Company issued 2,400,000 common shares for gross proceeds of $120,000.

On July 31, 2017, the Company issued 1,900,000 common shares for gross proceeds of $95,000.

On September 5, 2017, the Company issued 1,000,000 shares as consideration for the Yeehaw and Melissa Properties (see Note 6).

There were 86,615,312 shares of common stock issued and outstanding as of September 30, 2017.

Lithium Corporation
Notes to the Condensed Financial Statements
September 30, 2017 (Unaudited)

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

On March 27, 2017, as part of the issuance of common stock, the Company issued 2,400,000 warrants exercisable at $0.05 for the first 12 months after closing and $0.075 for the following 12 months after closing.  The fair value of the warrants has been measured at $86,180.  The warrants vested six months after being granted.

On July 31, 2017, as part of the issuance of common stock, the Company issued 1,900,000 warrants exercisable at $0.075 for 24 months after closing.  The fair value of the warrants has been measured at $69,489.  The warrants vested six months after being granted.

The table below outlines the change in warrants during the year-ended September 30, 2017:

Number

Balance, December 31, 2015	2,700,000
Granted	3,376,000
Exercised	(100,000)

Balance, December 31, 2016	5,976,000
Granted	4,300,000
Exercised	(1,436,000)
Cancelled	(1,076,000)

Balance, September 30, 2017	7,764,000

The table below outlines details of warrants outstanding as at September 30, 2017:

Grant Date	Number	Exercise Price	Expiry Date

October 15, 2015	2,000,000	$0.075	October 15, 2017
April 12, 2016	140,000	$0.075	April 12, 2018
May 24, 2016	1,324,000	$0.075	May 24, 2018
March 27, 2017	2,400,000	$0.050	March 27, 2019
July 31, 2017	1,900,000	$0.075	July 31, 2019

Total	7,764,000

Lithium Corporation
Notes to the Condensed Financial Statements
September 30, 2017 (Unaudited)

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

Lithium Corporation
Notes to the Condensed Financial Statements
September 30, 2017 (Unaudited)

The following table summarizes the stock options outstanding at September 30, 2017:

Issue Date	Number	Price	Expiry Date	Outstanding at September 30, 2017

March 15, 2013	200,000	$0.045	March 15, 2018	200,000
November 12, 2014	700,000	$0.045	November 12, 2019	700,000
February 10, 2016	650,000	$0.025	January 8, 2022	650,000

Note 9 – Related Party Transactions

During the nine months ended September 30, 2017, the Company paid $7,480 (2016 - $39,000) to a company controlled by the officer of the Company and paid $50,000 (2016 - $39,000) to a director and officer of the Company.

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

Note 11 - Subsequent Events

On October 15, 2017, 2,000,000 warrants with an exercise price of $0.075 expired.

The Company has analyzed its operations subsequent to September 30, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those discussed above.

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

In April of 2016 our company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation in which we had planned to build a portfolio of lithium mineral property royalties.   Also in April of 2016 Lithium Royalty Corp. staked a lithium property consisting of a block of mineral claims that became known as the North Big Smoky Property.  On May 13th, 2016 Lithium Royalty Corp. sold the North Big Smoky property to 1069934 Nevada Ltd., retaining a Net Smelter Royalty.  On April 28, 2017, the Company entered into an Assignment Agreement with Lithium Royalty Corp. for the assignment of the residual interest in the North Big Smoky Property and the subsidiary was subsequently voluntarily dissolved with the Nevada Secretary of State with an effective date of April 28, 2017.

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

NEV was to pay all claim and other property  related fees during the earn-in phase of the  agreement,  and would have also retained the right to purchase  one half (1%) of the NSR at any time up until the third  anniversary of the signing of the formal agreement  for  $1,000,000.  Issues arose with respect to the claim block and Nevada Sunrise’s understanding of the placement of the block, and ultimately it was determined that the Company would be best served by cancelling the agreement and refunding the money (minus bank fees) that Nevada Sunrise had sent.  An informal letter agreement releasing the parties of all obligations save for the Area of Mutual Interest clause, was executed by both parties on May 05, 2017.

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

Also in the general area of the Michael property the Yeehaw property has been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.  The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which includes an interval that is mineralized with approximately 0.75% Total Rare Earth Elements (TREE’s). Preliminary geological, and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017.

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

On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the North Big Smoky  Property  through a Property  Acquisition  Agreement  with the private company 1069934 Nevada Ltd. ("Purchaser"). Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd., Lithium Royalty Corp. retained a 2.5% Net Smelter Royalty ("Vendor NSR") on the North Big Smoky Property and the Purchaser has the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%.  On September 16, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. (successor of 1069934) by an agreement dated Sept 13th, 2017 for $3,000, which was to be paid to Lithium Corporation upon completion of a $500,000 financing, or by October 27, 2017 whichever occurs the earliest.  The Company had not received the compensation under the agreement by September 30th 2017.

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

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.  The terms of the formal agreement are;  payment of  $100,000,  issuance of 300,000  common  shares of 1067323 B.C. Ltd.,  or of the  publicly  traded  company  anticipated  to result from a Going Public  Transaction,  and work  performed on the property by the Optionee in the amount of  $600,000  over the next three  years to earn an 80%  interest  in the property.  1067323  then has a  subsequent  Earn-In  option to purchase  Lithium Corporation's  remaining 20% working  interest within three years of earning the 80% by paying our company a further $1,000,000,  at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an  additional  $1,000,000.  Should the Purchaser elect not to exercise the Subsequent  Earn-In,  a joint venture will be established.  1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016.  The Company waived the work requirement for the first year and received 100,000 shares of American Lithium Corp. in May of 2017.

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

Our company intends to continue identifying additional lithium brine properties in Nevada and to conduct exploration on our British Columbia properties, while tracking progress at Fish Lake Valley and San Emidio. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the “Howard Hughes” Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

On April 7, 2016, 1032701 B.C. Ltd. was acquired by Menika Mining Ltd., which subsequently changed its name to American Lithium Corp.(TSXV: LI)  In connection with the acquisition of 1032701 and in accordance with the Exploration Earn-In Agreement, 200,000 common shares were issued to our company.  In addition, we received payment of $130,000.  In March of 2017 American Lithium Corp. issued 100,000 common shares and paid the company $100,000 to satisfy their option commitment.

American Lithium Corporation conducted confirmation shallow brine sampling on the property, and drilled two exploratory wells off the playa area in 2016.  They are currently waiting for the playa to firm up before conducting further drilling work.

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

The company has recently revised its trenching permit and is intending to conduct a program of up to 14 mechanized test pits in spring 2018.  This work was to be done in 2017, but was deferred due to the critical forest fire season.  The work will range in an area from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete FDEM conductors detected during the 2015 geophysical survey.  The Company has extracted a mini bulk sample for metallurgical purposes, and has contracted with SGS Lakefield to conduct “bench tests” on the sample.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

We had a net loss of $88,934 for the three month period ended September 30, 2017, which was $118,627 less than the net loss of $207,561 for the three month period ended September 30, 2016.  The change in our results over the two periods is primarily the result of a marked decrease in the value of marketable securities held by the company during the three month period ended September 30, 2016.  Investor relations fees rose in the three month period ended September 30, 2016, while professional fees, and exploration expenses decreased relative to that period in 2016.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Change Between Three Month Period Ended September 30, 2017 and September 30, 2016

Professional fees	$7,149	$7,212	$(63)
Exploration expenses	4,061	7,172	(3,111)
Consulting fees	18,500	47,218	(28,718)
Insurance expense	4,495	4,225	270
Investor relations	36,024	3,750	32,274
Transfer agent and filing fees	1,746	2,196	(450)
Travel	2,365	606	1,759
General and administrative	2,318	2,698	(380)
Other loss (income)	12,276	132,484	(120,208)
Net loss	$88,934	$207,561	$(118,627)

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

We had a net loss of $265,699 for the nine month period ended September 30, 2017, which was $81,883 less than the net loss of $347,582 for the nine month period ended September 30, 2016. The change in our results over the two periods is primarily the result of decreased spending while pursuing financing and/or joint venture deals to explore our properties.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Change Between Nine Month Period Ended September 30, 2017 and September 30, 2016

Professional fees	$29,875	$29,402	$473
Exploration expenses	9,631	39,865	(30,234)
Consulting fees	102,549	76,522	26,027
Insurance expense	11,716	14,083	(2,367)
Investor relations	45,371	14,154	31,217
Stock based compensation	0	22,034	(22,034)
Transfer agent and filing fees	6,714	7,409	(695)
Travel	12,251	4,054	8,197
General and administrative	7,381	7,595	(214)
Other loss (income)	40,211	132,464	(92,253)
Net loss	$265,699	$347,582	$(81,883)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2017 reflects current assets of $458,776.  We had cash in the amount of $356,438 and a working capital deficiency in the amount of $58,501 as of September 30, 2017. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2017	At December 31, 2016

Current assets	$458,776	$342,962
Current liabilities	517,277	412,914
Working capital	$(58,501)	$(69,952)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended September 30,
	2017	2016

Net cash (used in) operating activities	$(302,342)	$(167,048)
Net cash provided by investing activities	98,335	213,300
Net cash provided by (used in) financing activities	278,815	67,500
Net (decrease) in cash during period	$74,808	$113,752

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2017 was $302,342, an increase of $135,294 from the $167,048 net cash outflow during the nine months ended September 30, 2016.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2017 was $98,335, which was a $114,965 decrease from the $213,300 cash provided by investing activities during the nine months ended September 30, 2016.

Financing Activities

Cash from financing activities during the nine months ended September 30, 2017 was $278,815 as compared to $67,500 in cash provided by financing activities during the nine months ended September 30, 2016.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	200,000
Travel	30,000
Total	$420,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $356,438 as of September 30, 2017, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2017 and 2016, respectively.

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

In December, 2015 two cases were filed against our company; the first was filed in the United States District Court, District of Nevada (Federal) by Jablonski Enterprises, Ltd. against several defendants, including our company, Summa, LLC, Henry Tonking, GIS Land Services, Greg Ekins, the Nye County Assessor, the Mapping Administrator for Nye County, the Nye County District Attorney and the Nye County Deputy District Attorney with respect to Summa, LLC’s efforts to change the record name on the assessor’s tax roles from Jablonski Enterprises to Summa, LLC pursuant to a prior court order issued by the Clark County District Court. The second identical case was filed in the Fifth Judicial District Court of Nevada (State) against the same defendants, including our company, and is regarding the same issues.

On May 3, 2016, the case in the Fifth Judicial District Court of Nevada was dismissed against the appearing defendants with prejudice, and those defendants, including our company, were awarded legal fees and costs to be paid by the plaintiff and the case is currently pending an order from the Court.

On February 6, 2017 Chief Judge Gloria M. Navarro of the United States District Court, District of Nevada dismissed with prejudice the Federal case against Lithium Corporation and the other defendants.  In August 2017, a federal judge awarded Summa fees for the dismissal of this nuisance case, and on October 5, 2017, Summa’s lawyers received a check on behalf of Summa for $2,016.

On March 8, 2017 in the Fifth Judicial District Court of Nevada, Judge Wanker dismissed the appeal stemming from the May 3, 2016 decision, and upheld the defendant’s right to costs, and pending submittal of additional costs for council to attend that hearing will make a written final ruling shortly with respect to costs, and the Anti-Slapp sanctions.  At the same time a trial date was set for May 8th 2018 where the court will hear Summa’s petition for “Quiet Title” with respect to its Tonopah properties.

Our company has always been of the opinion that these actions were baseless and without merit, and we intend to continue to vigorously defend our position as need be.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2017 we issued 1,900,000 common shares to a third party investor at $0.05 per share for an aggregate purchase price of $95,000 .  We issued these securities to an accredited investor without general solicitation pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

10.3	Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)

10.4	Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

Exhibit Number	Description

10.5	Trust Agreement dated August 30, 2013 between our company and Tom Lewis (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2013)

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

LITHIUM CORPORATION
(Registrant)

Dated: November 3, 2017	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)