Form 10-K
period 2017-12-31
Lithium Corp
filed 2018-04-05
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017,the last business day of the registrant’s most recently completed second fiscal quarter, was $4,267,353 based on a $0.06 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

92,092,553 common shares as of April 5, 2018.

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

On February 16, 2017 we issued a news release announcing that we had signed a letter of intent with Nevada Sunrise Gold Corp., (“NEV” (TSX-V - NEV, OTC - NVSGF))with respect to our Salt Wells lithium in brine prospect located in Churchill County Nevada.

Under the terms of the  agreement NEV was to earn a 100% interest in the  Property  subject to a 2% Net Smelter  Royalty  (NSR) by making staged  payments  of cash and shares  over the next two years.  The terms were:

•	$10,000 non-refundable deposit on signing the LOI
•	$15,000 & issue 400,000 common shares of NEV on the later of TSX-V approval or the signing of a formal definitive agreement
•	$50,000 & 500,000 shares - 1st anniversary
•	$75,000 & 600,000 shares - 2nd anniversary

NEV was to pay all claim and other property  related fees during the earn-in phase of the  agreement,  and would also retain the right to purchase  one half (1%) of the NSR at any time up until the third  anniversary of the signing of the formal agreement  for  $1,000,000.

NEV was to pay all claim and other property  related fees during the earn-in phase of the  agreement,  and would have also retained the right to purchase  one half (1%) of the NSR at any time up until the third  anniversary of the signing of the formal agreement  for  $1,000,000.  Issues arose with respect to the claim block and Nevada Sunrise’s understanding of the placement of the block, and ultimately it was determined that the Company would be best served by cancelling the agreement and refunding the money (minus bank fees) that Nevada Sunrise had sent.  An informal letter agreement releasing the parties of all obligations save for the Area of Mutual Interest clause, was executed by both parties on May 5, 2017 and funds in the amount of $24,950 were returned to NEV.

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

Also in the general area of the Michael property, the Yeehaw property has been staked over a similar but lower amplitude Tantalum/Total Rare Earth Elements (TREE’s) in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.   The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which included an interval that is mineralized with approximately 0.75% TREE’s that while it was markedly anomalous, it was not exceedingly enriched in TREE’s.  Preliminary geological, and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017.

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

On February 16, 2018, the Company advised Bormal that it would be continuing on with the Yeehaw property, and that it wished to drop any further opportunity to earn an interest in the Michael and Three Valley Gap properties.  Also the Company negotiated a reduction in the final tranche of consideration shares to be paid from 750,000 to 400,000.  The Company has issued a total of 1,400,000 consideration shares for the property, and is awaiting an assignment of its 100% interest.

On February 16, 2016, we issued a news release announcing  that our company has entered into a letter of intent with 1032701 B.C.  Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda  County,  Nevada.  On March 10, 2016 we issued a news  release  announcing  the  signing of the Fish Lake Valley Earn-In  Agreement.  The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then has a  Subsequent Earn-In option to purchase Lithium Corporation's  remaining 20% working interest within one year of earning the 80% by paying the  Company a further  $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional  $1,000,000.  Should the Purchaser elect  not  to  exercise  the  Subsequent  Earn-In,  a  joint  venture  will  be established.  During the Joint  Venture,  should either party be diluted below a 10% working  interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal  agreement.  Menika Mining,  a publicly traded company on the TSX Venture  Exchange  trading  under the symbol MML announced on March 8, 2016 that it  intended  to acquire  1032701 B.C.  Ltd and the right to acquire the Fish Lake Valley  Property.  Menika Mining completed the acquisition of 1032701 B.C. and  fulfilled  the  initial  obligations  of the Fish Lake  Valley Earn-In-Agreement in April of 2016.  To date, we have received $200,000 and 390,000 common shares in relation to the Fish Lake Valley option agreement.

In April of 2016, our  company  established  a  wholly  owned  subsidiary  called Lithium  Royalty Corp. The subsidiary is a Nevada  Corporation and is the entity in which we plan to build a portfolio  of lithium  mineral  property  royalties. Also in April of 2016  Lithium  Royalty  Corp.  gained 100% control of a lithium property  consisting  of a block of  mineral  claims  named the North Big Smoky Property.

On May 13, 2016, our wholly  owned  subsidiary  sold 100% of the  interest in the North Big Smoky  Property  through a Property  Acquisition  Agreement  with the private company 1069934 Nevada Ltd. ("Purchaser"). Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd., Lithium Royalty Corp. retained a 2.5% Net Smelter Royalty ("Vendor NSR") on the North Big Smoky Property and the Purchaser has the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%.  On September 16, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. (successor of 1069934) by an agreement dated Sept 13th, 2017 for $3,000, which was to be paid to Lithium Corporation upon completion of a $500,000 financing, or by October 27, 2017 whichever occurs the earliest.  The Company had not received the compensation under the agreement by September 30, 2017 but did so on November 2, 2017.

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.  The terms of the formal agreement are;  payment of  $100,000,  issuance of 300,000  common  shares of 1067323 B.C. Ltd.,  or of the  publicly  traded  company  anticipated  to result from a Going Public  Transaction,  and work  performed on the property by the Optionee in the amount of  $600,000  over the next three  years to earn an 80%  interest  in the property.  1067323  then has a  subsequent  Earn-In  option to purchase  Lithium Corporation's  remaining 20% working  interest within three years of earning the 80% by paying our company a further $1,000,000,  at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an  additional  $1,000,000.  Should  the  Purchaser  elect not to  exercise  the Subsequent  Earn-In,  a joint venture will be established.  1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016.  The Company waived the work requirement for the first year and received 100,000 shares of American Lithium Corp. in May of 2017.  To date, we have received $100,000 and 300,000 common shares in relation to the San Emidio option agreement.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $326,092 as of December 31, 2017. At December 31, 2017, we had working capital deficit of $125,117. We incurred a net loss of $336,812 for the year ended December 31, 2017. We estimate our average monthly operating expenses to be approximately $35,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

American Lithium Corp. subsequently acquired 100% of 1032701 BC, and currently maintains 1032701 as a fully owned subsidiary.  A formal option agreement was entered into, effective March 31, 2016.  An amendment to the agreement was entered into on the 14th of February 2018 whereby American Lithium will issue the 10,000 post consolidation “Agreement Year” shares to Lithium Corporation as mandated by the agreement, as well as a further 80,000 shares in consideration for Lithium Corporation agreeing to extend the work commitment date for Year 2 of the agreement to September 30, 2018.

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

Our company entered into an exploration earn-in agreement on the property on May 3, 2016 with 1067323 B.C. Ltd., wherein the Optionee was to pay an initial $100,000 and issue 100,000 shares within 30 days of a “Going Public Transaction”.  1067323 subsequently merged with American Lithium Corp., who then assumed the duties of the Optionee, and fulfilled the initial obligations.  The further terms of the agreement are that American Lithium is to issue 100,000 shares to Lithium Corporation on or before both the first & second anniversaries of the going public transaction.  Additionally American Lithium is to conduct $100,000 exploration work in year 1, $200,000 in year 2, and $300,000 in year 3.  On fulfillment of all its obligations American Lithium will have earned an 80% interest in the property.  The Optionee also has the option to earn a further

20% interest in the property by paying $1,000,000 to the company within 36 months of the exercise of the initial earn-in.  If American Lithium exercises its right with respect to the subsequent earn-in then Lithium Corporation’s interest will revert to a 2.5% Net Smelter Revenue (NSR) interest.  American Lithium then has the right at any time to purchase one half of the NSR (1.25%) for $1,000,000.  Competing claims have been staked by third parties to the east and south of Lithium Corporation’s property here.

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

In August of 2015, our Notice of Work for trenching was approved by the BC Government and in October we commenced work. A trench of 265.76 feet (81 meters) was excavated and graphitic gneiss was mapped and sampled. In all 23 samples were taken over the 69 meters of exposed mineralization that could be safely sampled.  Trench depths varied from 1.2 meters in areas of semi-consolidated rock to 4.8 meters in areas of mainly decomposed material.  There was an approximately 12 meter section of the trench of sand, and fluvial till in an ancient stream bed where the excavator could not reach the graphitic material that is inferred to exist at depths greater than 5 meters.  Also there was a 4 meter section at depths from 4.8 to 5 meters where graphite mineralization could be seen at depth, but could not be safely sampled.

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

A “min-bulk sample” was taken from the Weather Zone in October 2017, and submitted to SGS Vancouver for preliminary bench tests, and further petrographic analysis.  Tests indicated that the “fairly coarse” flake graphite was easily liberated from the unconsolidated host material, and initial flotation tests were positive with over 80% of the graphite in the sample being floated off.

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

West Kirkland Mining has been working on the development of their 75% owned project in Tonopah, most recently drilling to increase the resource at the Three Hills gold/silver deposit where they intend to kick-off their mining efforts in the future.  To that end they have bought an additional six patented mining claims here recently, and have also negotiated an agreement to procure rights for the water that they will need for processing.  Presently the reserve at their Hasbrouck/Three Hills/Hill of Gold project stands at 45.3 million tons containing 762,000 ounces gold, and 10.6 million ounces Silver. Most recently West Kirkland has entered into an option agreement with Tonopah Divide Mining Company on the 2506 acre property that Tonopah Divide holds adjacent to West Kirkland’s Hasbrouck property.

The ongoing litigation with respect to Summa’s Tonopah holdings has precluded investing time or money into the property, however the company is strongly of the opinion we will prevail and once things have settled down there we will set out to determine how best to capitalize on this asset.  Please refer to Item 3. Legal Proceedings for further details on the proceedings.

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

Lithium Corporation conducted fieldwork on the Michael, and Yeehaw properties during summer 2017.  At Yeehaw a 30 meter wide structure was discovered that is anomalous for Titanium and Rare Earth Elements, while soil sampling at Michael detected an anomaly that is greater than 800 meters in length that exhibits increased Tantalum-Niobium plus Rare Earth Element mineralization.  The Company has dropped any further interest in the Michael property, and has earned its 100% interest in the Yeehaw property, and is currently determining what work will be done there in 2018.

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

On March 8, 2017 in the Fifth Judicial District Court of Nevada, Judge Wanker dismissed the appeal stemming from May 3, 2016, and upheld the defendant’s right to costs, but has yet to make a written final ruling with respect to costs, and the Anti-Slapp sanctions.

On March 13th 2018 Summa was victorious in a “Quiet Title” ruling set out in the Fifth Judicial District Court where Judge Wanker ruled that Summa’s claim to title in the contested claims is superior to that of any other entity that has come forward with a claim to date.

Our company has always been of the opinion that these actions were baseless and without merit, and we intend to continue to vigorously defend our position as need be, however given the totality of the evidence presented during the Quiet Title hearing, and the force of the Judge’s ruling we are optimistic that this was the last challenge with respect to these claims.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)

Quarter Ended	High	Low

December 31, 2017	$0.2855	$0.276
September 30, 2017	$0.081	$0.075
June 30, 2017	$0.062	$0.0576
March 31, 2017	$0.07	$0.066
December 31, 2016	$0.076	$0.067
September 30, 2016	$0.097	$0.093
June 30, 2016	$0.095	$0.0815
March 31, 2016	$0.0419	$0.0293
December 31, 2015	$0.0302	$0.0256
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On April, 2018, the shareholders’ list showed 54 registered shareholders with 92,092,553 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2017:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exerciseof outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equitycompensation plans(excluding securitiesreflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil		Nil	Nil

Equity compensation plans not approved by security holders	1,450,000	(1)	$0.04	4,605,000

Total	1,400,000		$0.04	4,605,000

(1)	Includes 650,000 unexercised stock options issued on February 10, 2016, 600,000 unexercised stock options issued on November 12 and 2014, 200,000 unexercised stock options issued on March 15, 2013.

Convertible Securities

As of December 31, 2017, we had outstanding options to purchase 1,450,000 shares of our common stock exercisable at a weighted average price of $0.04.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

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

Our net cash from financing activities during the year ended December 31, 2017 was $283,315 as compared to $67,500 during the year ended December 31, 2016.

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

Results of Operations - Twelve Months Ended December 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2017, which are included herein.

Our operating results for the twelve months ended December 31, 2017, for the twelve months ended December 31, 2016 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2017	Twelve Month Period Ended December 31, 2016	Change Between Twelve Month Periods Ended December 31, 2017 and December 31, 2016

Revenue	$-	$-	$-
Professional fees	38,055	62,830	(24,775)
Exploration expenses	11,787	133,713	(121,926)
Consulting fees	120,549	111,091	9,458
Insurance expense	16,211	18,308	(2,097)
Investor relations	64,122	26,072	38,050
Transfer agent and filing fees	10,705	9,886	819
Travel	21,694	5,729	15,965
General and administrative	11,409	10,511	898
Interest (income)	(104)	(62)	(42)
Change in fair value of marketable securities	42,384	126,317	(83,933)
Other income	-	(4,990)	4,990
Net loss	$336,812	$499,405	$(162,593)

Our financial statements report a net loss of $336,812 for the twelve month period ended December 31, 2017 compared to a net loss of $499,405 for the twelve month period ended December 31, 2016. Our losses have decreased by $162,593, primarily as a result of decreases in professional fees, exploration expense and a change in the fair value of marketable securities held by the Company offset by increases in investor relations.

Our operating expenses for the year ended December 31, 2017 were $294,532 compared to $378,140 as of December 31, 2016. The decrease in operating expenses was primarily as a result of decreases in professional fees and exploration expense offset by increases in investor relations.

Liquidity and Financial Condition

Working Capital

	At December 31, 2017	At December 31, 2016

Current assets	$400,914	$342,962
Current liabilities	526,031	412,914
Working capital	$(125,117)	$(69,952)

Cash Flows

	Year Ended
	December 31
	2017	2016

Net cash (used in) operating activities	$(337,185)	$(190,635)
Net cash (used in) investing activities	98,332	213,300
Net cash (used in) financing activities	283,315	67,500
Net increase (decrease) in cash during period	$44,462	$90,165

Our total current liabilities as of December 31, 2017 were $526,031 as compared to total current liabilities of $412,914 as of December 31, 2016. The increase was a result of the Company having sold properties during the year and awaiting payment of future option payments, at which point ownership of the properties transfers to the purchaser.

Operating Activities

Net cash used in operating activities was $337,185 for the year ended December 31, 2017 compared with net cash used in operating activities of $190,635 in the same period in 2016.

Investing Activities

Net cash from investing activities was $98,332 for the year ended December 31, 2017 compared to net cash used in investing activities of $213,300 in the same period in 2016.

Financing Activities

Net from financing activities was $283,315 for the year ended December 31, 2017 compared to $67,500 in financing activities in the same period in 2016.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2017, our company had a net loss of $336,812 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Optioned Properties

Properties under the Company’s ownership which have been optioned to a third party are deemed the Company’s property until all obligations under an option agreement are met, at which point the ownership of the property transfers to the third party.  All non-refundable payments received prior to all obligations under an option agreement being met are considered liabilities until such time all obligations have been met, at which time ownership of the property transfers to the third party and the Company includes option payments into its statement of operations.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting , which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and does not plan to early adopt the ASU.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Lithium Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2016.

Houston, TX

April 5, 2018

LITHIUM Corporation
Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$326,092	$281,630
Marketable securities	18,285	41,284
Deposits	700	700
Prepaid expenses	55,837	19,348
Total Current Assets	400,914	342,962

OTHER ASSETS
Mineral properties	231,527	159,859

TOTAL ASSETS	$632,441	$502,821

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,045	$15,313
Allowance for optioned properties	516,986	397,601
TOTAL CURRENT LIABILITIES	526,031	412,914

TOTAL LIABILITIES	526,031	412,914

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 89,368,553 and 81,704,075 common shares outstanding, respectively	89,369	81,705
Common stock payable	-	11,334
Additional paid in capital	3,760,095	3,463,903
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	308,322
Accumulated deficit	(4,303,682)	(3,966,870)
TOTAL STOCKHOLDERS' EQUITY	106,410	89,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$632,441	$502,821

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	38,055	62,830
Exploration expenses	11,787	133,713
Consulting fees	120,549	111,091
Insurance expense	16,211	18,308
Investor relations	64,122	26,072
Transfer agent and filing fees	10,705	9,886
Travel	21,694	5,729
General and administrative expenses	11,409	10,511
TOTAL OPERATING EXPENSES	294,532	378,140

LOSS FROM OPERATIONS	(294,532)	(378,140)

OTHER INCOME (EXPENSES)
Other income	-	4,990
Change in fair value of marketable securities	(42,384)	(126,317)
Interest income	104	62
TOTAL OTHER INCOME (EXPENSE)	(42,280)	(121,265)

LOSS BEFORE INCOME TAXES	(336,812)	(499,405)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(336,812)	$(499,405)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	85,385,402	79,904,411

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Deficit	Equity

Balance, December 31, 2015	77,361,408	$77,362	$3,387,780	$303,422	$159,301	$-	$(3,467,465)	$460,400

Stock issued for cash	3,376,000	3,377	54,123	-	-	-	-	57,500
Stock issued on stock option exercise	200,000	200	-	-	4,800	-	-	5,000
Stock issued on stock warrant exercise	100,000	100	-	4,900	-	-	-	5,000
Stock issued for services	666,667	666	22,000	-	-	-	-	22,666
Stock based compensation	-	-	-	-	27,412	-	-	27,412
Stock payable for services	-	-	-	-	-	11,334	-	11,334
Net loss	-	-	-	-	-	-	(499,405)	(499,405)

Balance, December 31, 2016	81,704,075	81,705	3,463,903	308,322	191,513	11,334	(3,966,870)	89,907

Stock issued for cash	4,300,000	4,300	210,715	-	-	-	-	215,015
Stock returned to treasury	(1,076,000)	(1,076)	1,076	-	-	-	-	-
Stock issued on stock warrant exercise	3,007,145	3,007	-	60,793	-	-	-	63,800
Stock issued for services	333,333	333	11,001	-	-	(11,334)	-	-
Stock issued on stock option exercise	100,000	100	4,400	-	-	-	-	4,500
Stock issued on mineral property acquisition	1,000,000	1,000	69,000	-	-	-	-	70,000
Net loss	-	-	-	-	-	-	(336,812)	(336,812)

Balance, December 31, 2017	89,368,553	$89,369	$3,760,095	$369,115	$191,513	$-	$(4,303,682)	$106,410

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Year ended December 31, 2017	Year ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(336,812)	$(499,405)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	27,412
Change in fair value of marketable securities	42,384	126,317
Stock issued in exchange for services	-	22,666
Writedown of investment	-	88,997
Stock payable in exchange for services	-	11,334
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(36,489)	24,231
Increase (decrease) in accounts payable and accrued liabilities	(6,268)	7,813
Net Cash Used in Operating Activities	(337,185)	(190,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call on long term investment	-	(16,700)
Cash used in properties	(1,668)	-
Cash from properties	100,000	230,000
Net Cash Provided by Investing Activities	98,332	213,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for warrants/options exercise	68,300	10,000
Shares issued for cash	215,015	57,500
Net Cash Provided by Financing Activities	283,315	67,500

Increase in cash	44,462	90,165
Cash, beginning of period	281,630	191,465
Cash, end of period	$326,092	$281,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$19,385	$167,601
Shares issued as consideration for mineral property option	$70,000	$-
Cashless exercise of warrants	$1,731	$-
Value of shares returned to treasury	$1,076	$1,076
Shares for services issued from stock payable	$11,334	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation
Notes to the Financial Statements
December 31, 2017

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

Optioned Properties

Properties under the Company’s ownership which have been optioned to a third party are deemed the Company’s property until all obligations under an option agreement are met, at which point the ownership of the property transfers to the third party.  All non-refundable payments received prior to all obligations under an option agreement being met are considered liabilities until such time all obligations have been met, at which time ownership of the property transfers to the third party and the Company includes option payments into its statement of operations.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting , which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and does not plan to early adopt the ASU.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $125,117 (2016: $69,952) and has used $337,185 (2016: $190,635) of cash in operations for the year ended December 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2017 and December 31, 2016, respectively:

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$326,092	$-	$-
Marketable securities	18,285	-	-
Total Assets	344,377	-	-
Liabilities
Total Liabilities	-	-	-
	$344,377	$-	$-

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$281,630	$-	$-
Marketable securities	41,284	-	-
Total Assets	322,914	-	-
Liabilities
Total Liabilities	-	-	-
	$322,914	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2016	$41,284
Additions	19,385
Unrealized loss on mark down to fair value	(42,384)
Balance, December 31, 2017	$18,285

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Bonds	$1,214	$2,181
Transfer agent fees	-	2,125
Insurance	5,992	4,226
Office Misc.	-	350
Investor relations	48,631	10,466
Total prepaid expenses	$55,837	$19,348

Note 6 - Mineral Properties

Yeehaw and Melissa Properties
On March 17, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 750,000 common shares (400,000 common shares as amended – see Note 9) on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at December 31, 2017, the Company has recorded $71,668 (2016: $0) in acquisition costs related to the Yeehaw and Melissa properties.

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

As at December 31, 2017, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of December 31, 2017 and 2016.

On March 10, 2016, the Company entered into an agreement with respect to the Fish Lake Property whereby the purchaser may earn an 80% interest in the property for payments of $300,000, 40,000 shares (post 10:1 rollback) and work performed on the property over the next three years totaling $1,100,000 and $30,000 reimbursement of costs relating to the property.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of December 31, 2017, the Company has received $230,000 and 30,000 common shares (valued at $84,085) in relation to the option agreement.  The $314,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at December 31, 2017 of the 30,000 common shares received is $10,971.  As a result, a fair value charge of $28,530 (2016: $44,584) has been recorded.

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

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties. During the years-ended December 31, 2017 and 2016, no impairment charge was taken.

On May 3, 2016, the Company entered into an agreement with respect to the San Emidio Property whereby the purchaser may earn an 80% interest in the property for payments of $100,000, 30,000 shares (post 10:1 rollback) and work performed on the property over the next three years totaling $600,000.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of December 31, 2017, the Company has received $100,000 and 20,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at December 31, 2017 of the 20,000 common shares received is $7,314.  As a result, a fair value charge of $13,584 (2016: $81,733) has been recorded.

Note 7 – Allowance for Optioned Properties

Fish Lake Valley

On March 10, 2016, the Company entered into an agreement with respect to the Fish Lake Property whereby the purchaser may earn an 80% interest in the property for payments of $300,000, 40,000 shares (post 10:1 rollback) and work performed on the property over the next three years totaling $1,100,000 and $30,000 reimbursement of costs relating to the property.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of December 31, 2017, the Company has received $230,000 and 30,000 common shares (valued at $84,085) in relation to the option agreement.  The $314,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

San Emidio

On May 3, 2016, the Company entered into an agreement with respect to the San Emidio Property whereby the purchaser may earn an 80% interest in the property for payments of $100,000, 30,000 shares (post 10:1 rollback) and work performed on the property over the next three years totaling $600,000.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of December 31, 2017, the Company has received $100,000 and 20,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

Note 8 - Capital Stock

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

On September 5, 2017, the Company issued 1,000,000 shares as consideration for the Yeehaw and Melissa Properties (see Note 3).

On November 21, 2017, the Company issued 100,000 shares gross proceeds of $4,500 pursuant to the exercise of stock options.

On November 27, 2017, the Company issued 1,475,514 shares pursuant to a cashless exercise of warrants.

On November 28, 2017, the Company issued 105,000 shares pursuant to a cashless exercise of warrants.

On December 21, 2017, the Company issued 72,727 shares pursuant to a cashless exercise of warrants.

There were 89,368,553 shares of common stock issued and outstanding as of December 31, 2017 (2016: 81,704,075).

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

The table below outlines the change in warrants during the year-ended December 31, 2017 and 2016:

Number

Balance, December 31, 2015	2,700,000
Granted	3,376,000
Exercised	(100,000)

Balance, December 31, 2016	5,976,000
Granted	4,300,000
Cancelled	(1,076,000)
Expired	(2,000,000)
Exercised	(3,576,000)
Balance, December 31, 2017	3,624,000

The table below outlines details of warrants outstanding at December 31, 2017:

Grant Date	Number	Exercise Price	Expiry Date

May 24, 2016	1,224,000	$0.075	May 24, 2018
March 27, 2017	2,400,000	$0.050	March 27, 2019

Total	3,624,000

The outstanding warrants have a fair value of $881,061 as at December 31, 2017.  The Company uses the Black-Scholes valuation model to value warrants.  The  Black-Scholes model was developed for use in estimating the fair value  of  traded  options  that  have no  vesting  restrictions  and are  fully transferable.  The model requires management to make estimates, which are subjective and may not be representative of actual results.  Assumptions used to determine the fair value of the remaining stock options are as follows:  Risk free interest rate of 1.9%; Volatility of 160%; Expected life of 2 years and a dividend rate of zero.

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

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at December 31, 2017:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2017

March 15, 2013	200,000	$0.045	March 15, 2018	200,000
November 12, 2014	600,000	$0.045	November 12, 2019	600,000
February 10, 2016	650,000	$0.025	January 8, 2022	650,000

Total stock-based compensation for the years ended December 31, 2017 and 2016 was $0 and $27,412, respectively.

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $68,000 and $52,000 to related parties for the years ended December 31, 2017 and 2016, respectively.

Note 10 - Income Taxes

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $4,303,000 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2017 and 2016:

	2017	2016
Federal income tax benefit attributable to:
Current operations	$114,516	$169,798
Less: valuation allowance	(114,516)	(169,798)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Deferred tax asset attributable to:
Net operating loss carryover	$1,463,094	$1,348,578
Less: valuation allowance	(1,463,094)	(1,348,578)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,303,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 11 – Commitment and Contingencies

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

On December 4, 2015 a claim was filed in the United States District Court, District of Nevada against a number of defendants both individually, and in their various capacities with different organizations or governmental departments.  Included in the list of defendants was our Company and its president Tom Lewis, amongst others.  This challenge was with respect to land in Tonopah, Nye County that is a part of the Hughes claim package, and the plaintiff alleged that the recorded title to the parcel of land, that comprises the Hughes claims here, was wrongfully changed by the County Recorder to Summa, LLC, a company which our Company holds a significant investment.  Additionally the plaintiff alleged that the defendants, including the Company and its president engaged in racketeering, and were part of a conspiracy to fraudulently strip the lands from the plaintiff. Title had been legally changed pursuant to a prior court order issued by the United States District Court of Nevada, and the Company, its president and all other defendants deny any wrongdoing.

Dual identical actions were filed by the plaintiff at this time against the Company and the other defendants: the first mentioned above was filed in the United States District Court, District of Nevada, and the second case was filed in the Fifth Judicial District Court of Nevada in Nye County against an identical list of defendants.

Tom Lewis was never legally served, and received notice in April 2016 that the Plaintiff was discontinuing its action against him.

On May 3, 2016, the case in the Fifth Judicial District Court of Nevada was dismissed with prejudice, and the defendants, including the Company, were awarded legal fees and costs to be paid by the plaintiff, and the Judge was to decide whether Nevada’s Anti-Slapp legislation for frivolous actions applied in this matter.  Should the Anti-Slapp portion of the co-Defendants petition be approved it could result in punitive damages of up to $10,000 for each Defendant. The plaintiff immediately appealed, and March 8, 2017 was set as the date to hear the appeal.

On February 6, 2017, the United States District Court, District of Nevada dismissed with predjudice the  case against the Company and the other defendants.

On March 8, 2017 the Fifth Judicial District Court of Nevada dismissed the appeal stemming from May 3, 2016, and upheld the defendant’s right to costs, and pending submittal of additional costs for council to attend that hearing will make a written final ruling shortly with respect to costs, and the Anti-Slapp sanctions.  At the same time a trial date was set for May 8, 2018 where the court will hear Summa’s petition for “Quiet Title” with respect to its Tonopah properties.

On March 13th 2018 Summa was victorious in a “Quiet Title” ruling set out in the Fifth Judicial District Court where Judge Wanker ruled that Summa’s claim to title in the contested claims is superior to that of any other entity that has come forward with a claim to date.

The Company is of the opinion that these actions were baseless and without merit, and intends to continue to vigorously defend our position as need be.

Note 11 - Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those described below.

On February 14, 2018, the Company entered into an amendment agreement with respect to the Fish Lake Valley property whereby the $300,000 work commitment has been extended from March 10, 2018 to September 30, 2018 and equity to be paid to the Company, in aggregate, has been changed from 40,000 common shares (post 10:1 rollback) to 39,000 common shares.

On February 16, 2018, the Company entered into an amendment agreement with respect to the Yeehaw and Melissa Properties whereby the Company, to maintain its option on the properties in good standing, must pay 400,000 common shares on the first anniversary of the effective date of the agreement.

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2017 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, our internal control over financial reporting was ineffective.

We noted the following deficiencies that we believe to be material weaknesses.

-	The Company’s system of internal controls failed to identify certain journal entries that were identified by the Company’s external auditor.
-	The Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Our conclusion related to the effectiveness of our controls is based solely on adjustments made by our external auditor as part of their yearend audit and not based upon any other control deficiencies within the entity.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Tom Lewis	President, Treasurer, Secretary and Director	63	August 25, 2009

James Brown	Director	54	December 19, 2012

Brian Goss	Director	39	May 30, 2014

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

James Brown - Director

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years’ experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Altura Mining Limited (ASX: AJM) an Australian listed company focused primarily on developing the Pilgangoora lithium deposit in Western Australia.  Mr. Brown has overseen the growth of Altura from $10 million to $782 million in market capitalization.  James is a member of the Australian Institute of Company Directors (MAICD).

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Our Code of Business Conduct and Ethics was attached as an exhibit to our annual report filed on Form 10-K with the SEC on April 15, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lithium Corporation, 1031 Railroad St, Suite 102B., Elko, Nevada  89801.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Tom Lewis(1)	2017	Nil	Nil	Nil	Nil	Nil	Nil	68,000	(2)	68,000
President,	2016	Nil	Nil	Nil	Nil	Nil	Nil	52,000		52,000	(2)
Treasurer,
Secretary,
and Director

Brian Goss(3)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
Director,	2016	Nil	Nil	Nil	16,125	Nil	Nil	52,000		68,125
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

2017 Grants of Plan-Based Awards

None

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

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2017:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 2, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Tom Lewis(2) PO Box 2053 Richland, WA 99352	7,000,000 Common Shares	7.6%

James Brown(3) Apartment Pearl Garden, Unit No. Wp00606 Jl. Jen. Gatot Subroto Kav 5-7 Jakarta 12930 Indonesia	Nil	0%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Brian Goss(4) 1031 Railroad Street Suite 102B Elko, NV 89801	500,000(5)	1. 08%

Directors and Executive Officers as a Group	7,500,000 Common Shares	8.68%

John Hiner 9443 Axlund Road Lynden, WA 98264	9,970,000 Common Shares	10.83%

Altura Lithium Pty. Ltd. P.O. Box 4088 Springfield, Qld., 4300 Australia	11,000,000 Common Shares	11.94%

Shareholders Holding Over 5%	20,970,000 Common Shares	22.77%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016

Audit Fees	$15,800	$15,350
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,800	$15,350

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

LITHIUM CORPORATION
(Registrant)

Dated: April 5, 2018	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 5, 2018	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 5, 2018	/s/ Brian Goss
Brian Goss
Director

Dated: April 5, 2018	/s/ James Brown
James Brown
Director