Form 10-Q
period 2018-03-31
Lithium Corp
filed 2018-05-17
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

94,492,553 common shares issued and outstanding as of  May 10, 2018

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended March 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$487,190	$326,092
Marketable securities	14,143	18,285
Deposits	700	700
Prepaid expenses	24,079	55,837
Total Current Assets	526,112	400,914

OTHER ASSETS
Mineral properties	377,527	231,527

TOTAL ASSETS	$903,639	$632,441

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$897	$9,045
Allowance for optioned properties	616,986	516,986
TOTAL CURRENT LIABILITIES	617,883	526,031

TOTAL LIABILITIES	617,883	526,031

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 91,842,553 and 89,368,553 common shares outstanding, respectively	91,843	89,369
Common stock payable	-	-
Additional paid in capital	4,023,671	3,760,095
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(4,390,386)	(4,303,682)
TOTAL STOCKHOLDERS' EQUITY	285,756	106,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$903,639	$632,441

The accompanying notes are an integral part of these financial statements

LITHIUM Corporation
Statements of Operations

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	9,971	9,268
Exploration expenses	3,094	390
Consulting fees	30,000	32,809
Insurance expense	4,495	4,225
Investor relations	28,042	5,249
Transfer agent and filing fees	2,319	1,361
Travel	4,172	6,152
General and administrative expenses	490	2,945
TOTAL OPERATING EXPENSES	82,583	62,399

LOSS FROM OPERATIONS	(82,583)	(62,399)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(4,142)	4,568
Interest income	21	-
TOTAL OTHER INCOME (EXPENSE)	(4,121)	4,568

LOSS BEFORE INCOME TAXES	(86,704)	(57,831)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(86,704)	$(57,831)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,211,620	82,559,520

The accompanying notes are an integral part of these financial statements

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Deficit	Equity

Balance, December 31, 2016	81,704,075	$81,705	$3,463,903	$308,322	$191,513	$11,334	$(3,966,870)	$89,907

Stock issued for cash	4,300,000	4,300	210,715	-	-	-	-	215,015
Stock returned to treasury	(1,076,000)	(1,076)	1,076	-	-	-	-	-
Stock issued on stock warrant exercise	3,007,145	3,007	-	60,793	-	-	-	63,800
Stock issued for services	333,333	333	11,001	-	-	(11,334)	-	-
Stock issued on stock option exercise	100,000	100	4,400	-	-	-	-	4,500
Stock issued on mineral property acquisition	1,000,000	1,000	69,000	-	-	-	-	70,000
Net loss	-	-	-	-	-	-	(336,812)	(336,812)

Balance, December 31, 2017	89,368,553	89,369	3,760,095	369,115	191,513	-	(4,303,682)	106,410

Stock issued on stock warrant exercise	1,324,000	1,324	97,976	-	-	-	-	99,300
Stock issued on stock option exercise	750,000	750	20,000	-	-	-	-	20,750
Stock issued on mineral property acquisition	400,000	400	145,600	-	-	-	-	146,000
Net loss	-	-	-	-	-	-	(86,704)	(86,704)

Balance, March 31, 2018	91,842,553	$91,843	$4,023,671	$369,115	$191,513	$-	$(4,390,386)	$285,756

The accompanying notes are an integral part of these financial statements

LITHIUM Corporation
Statements of Cash Flows

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(86,704)	$(57,831)
Adjustment to reconcile net loss to net cash used in operating activities
Change in fair value of marketable securities	4,142	(4,568)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	31,758	(44,207)
Increase (decrease) in accounts payable and accrued liabilities	(8,148)	5,431
Net Cash Used in Operating Activities	(58,952)	(101,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in properties	-	(1,665)
Cash from properties	100,000	125,000
Net Cash Provided by Investing Activities	100,000	123,335

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from warrants/options exercise	120,050	63,800
Shares issued for cash	-	120,000
Net Cash Provided by Financing Activities	120,050	183,800

Increase in cash	161,098	205,960
Cash, beginning of period	326,092	281,630

Cash, end of period	$487,190	$487,590

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$-	$93,983
Shares issued as consideration for mineral property option	$146,000	$70,000
Cashless exercise of warrants	$-	$78
Value of shares returned to treasury	$-	$1,076
Shares for services issued from stock payable	$-	$11,334

The accompanying notes are an integral part of these financial statements

Lithium Corporation
Notes to the Financial Statements
March 31, 2018

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $91,771 (2017: $125,117) as at March 31, 2018 and has used $58,952 (2017: $101,175) of cash in operations for the three months ended March 31, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$487,190	$-	$-
Marketable securities	14,143	-	-
Total Assets	501,333	-	-
Liabilities
Total Liabilities	-	-	-
	$501,333	$-	$-

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$326,092	$-	$-
Marketable securities	18,285	-	-
Total Assets	344,377	-	-
Liabilities
Total Liabilities	-	-	-
	$344,377	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2017	$18,285
Unrealized loss on mark down to fair value	(4,142)
Balance, March 31, 2018	$14,143

The Company classifies it’s marketable securities as trading.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Bonds	$1,214	$1,214
Transfer agent fees	2,831	-
Insurance	1,498	5,992
Office Misc.	-	-
Investor relations	18,536	48,631
Total prepaid expenses	$24,079	$55,837

Note 6 - Mineral Properties

Yeehaw and Melissa Properties
On March 17, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 400,000 common shares (issued) on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at March 31, 2018, the Company has recorded $217,668 (2017: $71,668) in acquisition costs related to the Yeehaw and Melissa properties.

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

As at March 31, 2018, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018, the Company has received $330,000 and 30,000 common shares (valued at $84,085) in relation to the option agreement.  The $414,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at March 31, 2018 of the 30,000 common shares received is $8,486.  As a result, a fair value charge of $2,486 has been recorded in the current period.

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

Staked Properties

The Company has staked claims with various registries as summarized below:

Name	Claims	Cost	Impairment	Net Carry Value

San Emidio	20 (1,600 acres)	$11,438	$(11,438)	$0
Cherryville/BC Sugar	8019.41 (hectares)	$21,778	$(21,778)	$0

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

As of March 31, 2018, the Company has received $100,000 and 20,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at March 31, 2018 of the 20,000 common shares received is $5,657.  As a result, a fair value charge of $1,656 has been recorded.

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

As of March 31, 2018, the Company has received $330,000 and 30,000 common shares (valued at $84,085) in relation to the option agreement.  The $414,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of March 31, 2018, the Company has received $100,000 and 20,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

On January 22, 2018, the Company issued 200,000 shares gross proceeds of $7,000 pursuant to the exercise of stock options.

On February 7, 2018, the Company issued 50,000 shares gross proceeds of $1,250 pursuant to the exercise of stock options.

On February 28, 2018, the Company issued 500,000 shares gross proceeds of $12,500 pursuant to the exercise of stock options.

On February 28, 2018, the Company issued 400,000 at $0.365 shares per share as consideration for the Yeehaw and Melissa Properties (see Note 6).

On March 7, 2018, the Company issued 1,324,000 common shares for gross proceeds of $90,300 pursuant to the exercise of warrants.

There were 91,842,553 shares of common stock issued and outstanding as of March 31, 2018 (2017: 89,368,553).

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

The table below outlines the change in warrants for the year-ended December 31, 2017, 2016 and the three months ended March 31, 2018:

Number

Balance, December 31, 2016	5,976,000
Granted	4,300,000
Cancelled	(1,076,000)
Expired	(2,000,000)
Exercised	(3,476,000)

Balance, December 31, 2017	3,724,000

Exercised	(1,324,000)
Balance, March 31, 2018	2,400,000

The table below outlines details of warrants outstanding at March 31, 2018:

Grant Date	Number	Exercise Price	Expiry Date

March 27, 2017	2,400,000	$0.050	March 27, 2019
Total	2,400,000

The outstanding warrants have a fair value of $449,334 as at March 31, 2018.  The Company uses the Black-Scholes valuation model to value warrants.  The  Black-Scholes model was developed for use in estimating the fair value  of  traded  options  that  have no  vesting  restrictions  and are  fully transferable.  The model requires management to make estimates, which are subjective and may not be representative of actual results.  Assumptions used to determine the fair value of the remaining stock options are as follows:  Risk free interest rate of 2.27%; Volatility of 154.5%; Expected life of 2 years and a dividend rate of zero.

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

On March 15, 2013, all pre-existing options were modified to exercise prices of $0.045. The modification resulted in stock-based compensation of $8,848. Also on March 15, 2013, the Company issued an additional 200,000 options at an exercise price of $0.045 to consultants for management services.  These options were vested on the date of grant and resulted in stock-based compensation of $7,794.  During the three months ended March 31, 2018, 100,000 options have been exercised for proceeds of $4,500.

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

On February 10, 2016, the Company granted 850,000 options at an exercise price of $0.025 in exchange for various professional and managerial services.  During the three month ended March 31, 2018, 650,000 options were exercised for proceeds of $16,250.  The fair value of these options was $27,412.  The Company uses the Black-Scholes option valuation model to value stock options.  The  Black-Scholes  model was developed for use in estimating the fair value  of  traded  options  that  have no  vesting  restrictions  and are  fully transferable.  The model requires management to make estimates, which are subjective and may not be representative of actual results.  Assumptions used to determine the fair value of the remaining stock options are as follows:

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at March 31, 2018:

Issue Date	Number	Price	Expiry Date	Outstanding at March 31, 2018

March 15, 2013	100,000	$0.045	March 15, 2018	100,000
November 12, 2014	600,000	$0.045	November 12, 2019	600,000

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $30,000 and $18,000 to related parties for the three months ended March 31, 2018 and 2017, respectively.

Note 10 – Commitment and Contingencies

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

Note 11 - Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those described below.

On April 17, 2018, 2,400,000 warrants were exercised for proceeds of $120,000.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares.  The final consideration shares have been issued and the Yeehaw property has been transferred by Bormal.  The company has staked an additional 5227 acre (2115.51 hectares) mineral claim and is currently in the final phase of planning its field program for 2018, which will commence after the snow has melted.

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

On April 7, 2016, 1032701 B.C. Ltd. was acquired by Menika Mining Ltd., which subsequently changed its name to American Lithium Corp.(TSXV: LI)  In connection with the acquisition of 1032701 and in accordance with the Exploration Earn-In Agreement, 200,000 common shares were issued to our company.  In addition, we received payment of $130,000.  In March of 2017 American Lithium Corp. issued 100,000 common shares and paid the company $100,000 to satisfy their option commitment.  In March of 2018 issued 10,000 common shares (as they had recently rolled their stock back on a 1 for 10 basis), and paid the company $100,000.  In addition it was agreed that Lithium Corporation would extend the deadline for the year two exploration expenditure until September 30th 2018 for consideration of a further 80,000 shares.

American Lithium Corporation conducted confirmation shallow brine sampling on the property, and drilled two exploratory wells off the playa area in 2016.  It is uncertain what their exploration plans are for 2018.

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

American Lithium Corp has not conducted any appreciable exploration work on this prospect, and the Company waived the $100,000 exploration expenditure provision for Year 1 of the option agreement.  The Company is currently awaiting word from American Lithium as to whether they will continue on with the option thru the payment of $200,000 in lieu of year two exploration expenditures.

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

The company revised its trenching permit in 2017 and is intending to conduct a program of up to 14 mechanized test pits in spring 2018.  This work was to be done in 2017, but was deferred due to the critical forest fire season.  The work will range in an area from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete FDEM conductors detected during the 2015 geophysical survey.  The Company has extracted a mini bulk sample for metallurgical purposes, and has contracted with SGS Lakefield to conduct “bench tests” on the sample.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property, however Summa recently won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants.  We are actively seeking expressions of interest from bona fide mining or exploration companies presently.

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, Tantalum-Niobium and Rare Earth Element mineralization, as well as evaluating opportunities brought to our company by third parties.

Additionally our company is ramping up its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended March 30, 2018 Compared to the Three Months Ended March 30, 2017

We had a net loss of $86,704 for the three month period ended March 31, 2018, which was $28,873 greater than the net loss of $57,831 for the three month period ended March 31, 2017.  The change in our results over the two periods is primarily the result of an increase in the value investor relations fees and exploration expenditures.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Change Between Three Month Period Ended March 31, 2018 and March 31, 2017

Professional fees	$9,971	$9,268	$703
Exploration expenses	3,094	390	2,074
Consulting fees	30,000	32,809	(2,809)
Insurance expense	4,495	4,225	270
Investor relations	28,042	5,249	22,793
Transfer agent and filing fees	2,319	1,361	958
Travel	4,172	6,152	(1,980)
General and administrative	490	2,945	(2,455)
Other loss (income)	4,121	(4,568)	8,689
Net loss	$86,704	$57,831	$28,873

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2018 reflects current assets of $526,112.  We had cash in the amount of $487,190 and a working capital deficiency in the amount of $91,771 as of March 31, 2018. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At March 31, 2018	At December 31, 2017

Current assets	$526,112	$400,914
Current liabilities	617,883	526,031
Working capital	$(91,771)	$(125,117)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended March 30,
	2018	2017

Net cash (used in) operating activities	$(58,952)	$(101,175)
Net cash provided by investing activities	100,000	123,335
Net cash provided by financing activities	120,050	183,800
Net u in cash during period	$161,098	$205,960

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018 was $58,952, a decrease of $42,223 from the $101,175 net cash outflow during the nine months ended March 31, 2018.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2018 was $100,000, which was a $23,335 decrease from the $123,335 cash provided by investing activities during the nine months ended March 31, 2017.

Financing Activities

Cash from financing activities during the three months ended March 31, 2018 was $120,050 as compared to $123,335 in cash provided by financing activities during the nine months ended March 31, 2017.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	200,000
Travel	30,000
Total	$420,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $487,190 as of March 31, 2018, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

LITHIUM CORPORATION
(Registrant)

Dated: May 15, 2018	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)