Form 10-Q
period 2018-06-30
Lithium Corp
filed 2018-08-20
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

94,992,553 common shares issued and outstanding as of  August 10, 2018

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended June 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$531,956	$326,092
Marketable securities	13,317	18,285
Deposits	700	700
Prepaid expenses	60,189	55,837
TOTAL CURRENT ASSETS	606,162	400,914

OTHER ASSETS
Mineral properties	377,527	231,527

TOTAL ASSETS	$983,689	$632,441

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,320	$9,045
Allowance for optioned properties	414,085	516,986
TOTAL CURRENT LIABILITIES	417,405	526,031

TOTAL LIABILITIES	417,405	526,031

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001;
95,342,553 and 89,368,553 common shares outstanding, respectively	94,243	89,369
Additional paid in capital	4,201,256	3,760,095
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(4,289,843)	(4,303,682)
TOTAL STOCKHOLDERS' EQUITY	566,284	106,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$983,689	$632,441

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	10,841	13,458	20,812	22,726
Exploration expenses	3,741	5,180	6,835	5,570
Consulting fees	24,000	51,240	54,000	84,049
Insurance expense	4,965	2,996	9,460	7,221
Investor relations	43,286	4,098	71,328	9,347
Transfer agent and filing fees	6,984	3,607	9,303	4,968
Travel	4,008	3,734	8,180	9,886
General and administrative expenses	3,727	2,118	4,217	5,063
TOTAL OPERATING EXPENSES	101,552	86,431	184,135	148,830

LOSS FROM OPERATIONS	(101,552)	(86,431)	(184,135)	(148,830)

OTHER INCOME (EXPENSES)
Gain on sale of mineral property	202,901	-	202,901	-
Change in fair value of marketable securities	(826)	(32,503)	(4,968)	(27,935)
Interest income	20	-	41	-
TOTAL OTHER INCOME (EXPENSE)	202,095	(32,503)	197,974	(27,935)

INCOME (LOSS) BEFORE INCOME TAXES	100,543	(118,934)	13,839	(176,765)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$100,543	$(118,934)	$13,839	$(176,765)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	93,744,201	84,715,312	92,073,139	83,649,393

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Deficit	Equity

Balance, December 31, 2016	81,704,075	$81,705	$3,463,903	$308,322	$191,513	$11,334	$(3,966,870)	$89,907

Stock issued for cash	4,300,000	4,300	210,715	-	-	-	-	215,015
Stock returned to treasury	(1,076,000)	(1,076)	1,076	-	-	-	-	-
Stock issued on stock warrant exercise	3,007,145	3,007	-	60,793	-	-	-	63,800
Stock issued for services	333,333	333	11,001	-	-	(11,334)	-	-
Stock issued on stock option exercise	100,000	100	4,400	-	-	-	-	4,500
Stock issued on mineral property acquisition	1,000,000	1,000	69,000	-	-	-	-	70,000
Net loss	-	-	-	-	-	-	(336,812)	(336,812)

Balance, December 31, 2017	89,368,553	89,369	3,760,095	369,115	191,513	-	(4,303,682)	106,410

Stock issued on stock warrant exercise	3,724,000	3,724	275,561	-	-	-	-	279,285
Stock issued on stock option exercise	750,000	750	20,000	-	-	-	-	20,750
Stock issued mineral property acquisition	400,000	400	145,600	-	-	-	-	146,000
Net income	-	-	-	-	-	-	13,839	13,839

Balance, June 30, 2018	95,342,553	$94,243	$4,201,256	$369,115	$191,513	$-	$(4,289,843)	$566,284

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$13,839	$(176,765)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	4,968	27,935
Gain on sale of mineral property	(202,901)	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(4,352)	(23,658)
Increase (decrease) in accounts payable and accrued liabilities	(5,725)	(14,306)
Net Cash Used in Operating Activities	(194,171)	(186,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash call on long term investment	-	-
Cash used in properties	-	(1,665)
Cash from properties	100,000	100,000
Net Cash Provided by Investing Activities	100,000	98,335

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from warrants/options exercise	300,035	63,800
Shares issued for cash	-	120,000
Net Cash Provided by Financing Activities	300,035	183,800

Increase in cash	205,864	95,341
Cash, beginning of period	326,092	281,630
Cash, end of period	$531,956	$376,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$-	$19,385
Shares issued as consideration for mineral property option	$146,000	$70,000
Cashless exercise of warrants	$-	$78
Value of shares returned to treasury	$-	$1,076
Shares for services issued from stock payable	$-	$11,334

The accompanying notes are an integral part of these financial statements.

Lithium Corporation
Notes to the Financial Statements
June 30, 2018

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $188,757 (2017: $125,117) as at June 30, 2018 and has used $194,171 (2017: $186,794) of cash in operations for the six months ended June 30, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$531,956	$-	$-
Marketable securities	13,317	-	-
Total Assets	545,273	-	-
Liabilities
Total Liabilities	-	-	-
	$545,273	$-	$-

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$326,092	$-	$-
Marketable securities	18,285	-	-
Total Assets	344,377	-	-
Liabilities
Total Liabilities	-	-	-
	$344,377	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2017	$18,285
Unrealized loss on mark down to fair value	(4,968)
Balance, June 30, 2018	$13,317

The Company classifies it’s marketable securities as trading.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Bonds	$1,214	$1,214
Transfer agent fees	1,888	-
Insurance	17,337	5,992
Office Misc.	2,000	-
Investor relations	37,750	48,631
Total prepaid expenses	$60,189	$55,837

Note 6 - Mineral Properties

Yeehaw and Melissa Properties

On March 17, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 400,000 common shares (issued) on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at June 30, 2018, the Company has recorded $217,668 (2017: $71,668) in acquisition costs related to the Yeehaw and Melissa properties.

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

As at June 30, 2018, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018, the Company has received $330,000 and 30,000 common shares (valued at $84,085) in relation to the option agreement.  The $414,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The market value as at June 30, 2018 of the 30,000 common shares received is $7,990.  As a result, a fair value charge of $2,980 has been recorded in the current period.

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

As of June 30, 2018, the Company has received $100,000 and 20,000 common shares (valued at $102,901) in relation to the option agreement.  The Company recorded $202,901 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the period ended June 30, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

The market value as at June 30, 2018 of the 20,000 common shares received is $5,327.  As a result, a fair value charge of $1,988 has been recorded.

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

As of June 30, 2018, the Company has received $330,000 and 30,000 common shares (valued at $84,085) in relation to the option agreement.  The $414,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of June 30, 2018, the Company has received $100,000 and 20,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the period ended June 30, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

On April 17, 2018, the Company issued 2,400,000 common shares for gross proceeds of $120,000 pursuant to the exercise of warrants.
There were 95,342,553 shares of common stock issued and outstanding as of June 30, 2018 (2017: 89,368,553).

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

The table below outlines the change in warrants for the year-ended December 31, 2017, 2016 and the three months ended June 30, 2018:

Number

Balance, December 31, 2016	5,976,000
Granted	4,300,000
Cancelled	(1,076,000)
Expired	(2,000,000)
Exercised	(3,476,000)

Balance, December 31, 2017	3,724,000

Exercised	(3,724,000)

Balance, June 30, 2018	-

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

On March 15, 2013, all pre-existing options were modified to exercise prices of $0.045. The modification resulted in stock-based compensation of $8,848. Also on March 15, 2013, the Company issued an additional 200,000 options at an exercise price of $0.045 to consultants for management services.  These options were vested on the date of grant and resulted in stock-based compensation of $7,794.  During the six months ended June 30, 2018, 100,000 options have been exercised for proceeds of $4,500.

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

On February 10, 2016, the Company granted 850,000 options at an exercise price of $0.025 in exchange for various professional and managerial services.  During the six month ended June 30, 2018, 650,000 options were exercised for proceeds of $16,250.  The fair value of these options was $27,412.  The Company uses the Black-Scholes option valuation model to value stock options.  The  Black-Scholes  model was developed for use in estimating the fair value  of  traded  options  that  have no  vesting  restrictions  and are  fully transferable.  The model requires management to make estimates, which are subjective and may not be representative of actual results.  Assumptions used to determine the fair value of the remaining stock options are as follows:

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at June 30, 2018:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2018

November 12, 2014	600,000	$0.045	November 12, 2019	600,000

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $30,000 and $60,000 to related parties for the three and six months ended June 30, 2018, respectively (2017: $18,000 and $36,000).

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

Note 11 - Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

On July 24, 2018, the Company issued 500,000 common shares pursuant to an exercise of stock options.  Proceeds from the exercise was $22,500.

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

NEV was to pay all claim and other property  related fees during the earn-in phase of the  agreement,  and would have also retained the right to purchase  one half (1%) of the NSR at any time up until the third  anniversary of the signing of the formal agreement  for  $1,000,000.  Issues arose with respect to the claim block and Nevada Sunrise’s understanding of the placement of the block, and ultimately it was determined that the Company would be best served by cancelling the agreement and refunding the money (minus bank fees) that Nevada Sunrise had sent.  An informal letter agreement releasing the parties of all obligations save for the Area of Mutual Interest clause, was executed by both parties on May 5, 2017.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares.  The final consideration shares have been issued and the Yeehaw property has been transferred by Bormal.  During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization.  The company has staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program of geological mapping and rock and soil sampling on the property.  This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest.

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

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.  The terms of the formal agreement are;  payment of  $100,000,  issuance of 300,000  common  shares of 1067323 B.C. Ltd.,  or of the  publicly  traded  company  anticipated  to result from a Going Public  Transaction,  and work  performed on the property by the Optionee in the amount of  $600,000  over the next three  years to earn an 80%  interest  in the property.  1067323  then has a  subsequent  Earn-In  option to purchase  Lithium Corporation's  remaining 20% working  interest within three years of earning the 80% by paying our company a further $1,000,000,  at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an  additional  $1,000,000.  Should the Purchaser elect not to exercise the Subsequent  Earn-In,  a joint venture will be established.  1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016.  The Company waived the work requirement for the first year and received 100,000 shares of American Lithium Corp. in May of 2017.  During the period ended June 30, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

American Lithium Corporation conducted confirmation shallow brine sampling on the property, and drilled two exploratory wells off the playa area in 2016.  They have recently announced that they plan a short seismic survey possibly partially over the Company’s claims here, followed by the drilling of four 2,000 foot drill holes on the lands they have under option in the valley.

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

On May 24, 2016, 1067323 B.C. Ltd. was acquired by American Lithium Corp.(TSXV: LI)  In connection with the acquisition of 1067323 and in accordance with the Exploration Earn-In Agreement, 100,000 common shares were issued to our company.  In addition, we received payment of $100,000.  To date the Company has received 200,000 shares of American Lithium as consideration under this option agreement.

American Lithium Corp has not conducted any appreciable exploration work on this prospect, and the Company waived the $100,000 exploration expenditure provision for Year 1 of the option agreement.  In early June the Company was notified that American Lithium was allowing the option earn-in to lapse.  We are currently assessing our options with respect to this property moving forward.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property, however Summa recently won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants.  We are actively seeking expressions of interest from bona fide mining or exploration companies presently, and have listed a number of surface lots for sale through MLS .

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, Nickle - Cobalt and Rare Earth Element mineralization, as well as evaluating opportunities brought to our company by third parties.

Additionally our company is ramping up its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

We had net income of $100,543 for the three month period ended June 30, 2018, which was $219,477 more than the net loss of $118,934 for the three month period ended June 30, 2017.  The change in our results over the two periods is primarily the result of taking into income the option payments previously received by the Company as the optioned property was returned to the Company.  Investor relations fees rose in the three month period ended June 30, 2018, while professional fees, consulting fees and exploration expenses decreased relative to that period in 2017.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Change Between Three Month Period Ended June 30, 2018 and March 31, 2018

Professional fees	$10,841	$13,458	$(2,617)
Exploration expenses	3,741	5,180	(1,439)
Consulting fees	24,000	51,240	(27,240)
Insurance expense	4,965	2,996	1,969
Investor relations	43,286	4,098	39,188
Transfer agent and filing fees	6,984	3,607	3,377
Travel	4,008	3,734	274
General and administrative	3,727	2,118	1,609
Other loss (income)	(202,095)	32,503	(234,598)
Net loss (income)	$(100,543)	$118,934	$(219,477)

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

We had net income of $13,839 for the six month period ended June 30, 2018, which was $190,604 more than the net loss of $176,765 for the six month period ended June 30, 2017. The change in our results over the two periods is primarily the result of taking into income the option payments previously received by the Company as the optioned property was returned to the Company.  Investor relations fees rose in the six month period ended June 30, 2018, while professional fees and exploration expenses decreased relative to that period in 2017.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Change Between Six Month Period Ended June 30, 2018 and June 30, 2017

Professional fees	$20,812	$22,726	$(1,914)
Exploration expenses	6,835	5,570	1,265
Consulting fees	54,000	84,049	(30,049)
Insurance expense	9,460	7,221	2,239
Investor relations	71,328	9,347	61,981
Transfer agent and filing fees	9,303	4,968	4,335
Travel	8,180	9,886	(1,706)
General and administrative	4,217	5,063	(846)
Other loss (income)	(197,974)	27,935	(225,909)
Net loss (income)	$(13,839)	$176,765	$(190,604)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2018 reflects current assets of $606,162.  We had cash in the amount of $531,596 and working capital in the amount of $188,757 as of June 30, 2018. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2018	At December 31, 2017

Current assets	$606,162	$400,914
Current liabilities	417,405	526,031
Working capital (deficit)	$188,757	$(125,117)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2018	2017

Net cash (used in) operating activities	$(194,171)	$(186,794)
Net cash provided by investing activities	100,000	98,335
Net cash provided by financing activities	300,035	183,800
Net increase (decrease) in cash during period	$205,864	$95,341

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018 was $194,171, an increase of $7,377 from the $186,794 net cash outflow during the six months ended June 30, 2017.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2018 was $100,000, which was a $1,665 increase from the $98,335 cash provided by investing activities during the six months ended June 30, 2017.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2018 was $300,035 as compared to $183,800 in cash provided by financing activities during the six months ended June 30, 2017.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	200,000
Travel	30,000
Total	$420,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $531,956 as of June 30, 2018, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2018 and 2017, respectively.

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

10.3	Mining Option Agreement dated April 15, 2013 between our company and Thomas Lewis (incorporated by reference to our Current Report on Form 8-K filed on April 22, 2013)

10.4	Mining Claim Sale Agreement dated June 6, 2013 between our company and Herb Hyder (incorporated by reference to our Current Report on Form 8-K filed on June 12, 2013)

10.5	Trust Agreement dated August 30, 2013 between our company and Tom Lewis (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2013)

Exhibit Number	Description

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
.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM CORPORATION
(Registrant)

Dated: August 20, 2018	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)