Form 10-Q
period 2018-09-30
Lithium Corp
filed 2018-11-19
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

95,651,644 common shares issued and outstanding as of  November 14, 2018

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	September 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$525,509	$326,092
Marketable securities	76,344	18,285
Deposits	700	700
Prepaid expenses	22,142	55,837
Total Current Assets	624,695	400,914

OTHER ASSETS
Mineral properties	377,527	231,527

TOTAL ASSETS	$1,002,222	$632,441

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,667	$9,045
Allowance for optioned properties	443,308	516,986

TOTAL CURRENT LIABILITIES	446,975	526,031

TOTAL LIABILITIES	446,975	526,031

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001;
94,742,553 and 89,368,553 common shares outstanding, respectively	94,743	89,369
Additional paid in capital	4,223,256	3,760,095
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated other comprehensive income	54,486	-
Accumulated deficit	(4,377,866)	(4,303,682)

TOTAL STOCKHOLDERS' EQUITY	555,247	106,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,002,222	$632,441

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	6,245	7,149	27,057	29,875
Exploration expenses	8,553	4,061	15,388	9,631
Consulting fees	30,000	18,500	84,000	102,549
Insurance expense	5,202	4,495	14,662	11,716
Investor relations	32,500	36,024	103,828	45,371
Transfer agent and filing fees	4,338	1,746	13,641	6,714
Travel	1,485	2,365	9,665	12,251
General and administrative expenses	2,022	2,318	6,239	7,381
TOTAL OPERATING EXPENSES	90,345	76,658	274,480	225,488

LOSS FROM OPERATIONS	(90,345)	(76,658)	(274,480)	(225,488)

OTHER INCOME (EXPENSES)
Loss on sale of marketable securities	(2,667)	-	(2,667)
Gain on sale of mineral property	-	-	202,901	-
Change in fair value of marketable securities	4,968	(12,359)	-	(40,294)
Interest income	21	83	62	83
TOTAL OTHER INCOME (EXPENSE)	2,322	(12,276)	200,296	(40,211)

LOSS BEFORE INCOME TAXES	(88,023)	(88,934)	(74,184)	(265,699)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(88,023)	$(88,934)	$(74,184)	$(265,699)

Gain on change in fair value of marketable securities	$54,486	$-	$54,486	$-

OTHER COMPREHENSIVE LOSS	$(33,537)	$-	$(19,698)	$-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	94,638,140	86,217,510	92,936,091	84,512,498

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Income	Deficit	Equity

Balance, December 31, 2016	81,704,075	$81,705	$3,463,903	$308,322	$191,513	$11,334	$-	$(3,966,870)	$89,907

Stock issued for cash	4,300,000	4,300	210,715	-	-	-	-	-	215,015
Stock returned to treasury	(1,076,000)	(1,076)	1,076	-	-	-	-	-	-
Stock issued on stock warrant exercise	3,007,145	3,007	-	60,793	-	-	-	-	63,800
Stock issued for services	333,333	333	11,001	-	-	(11,334)	-	-	-
Stock issued on stock option exercise	100,000	100	4,400	-	-	-	-	-	4,500
Stock issued on mineral property acquisition	1,000,000	1,000	69,000	-	-	-	-	-	70,000
Net loss	-	-	-	-	-	-	-	(336,812)	(336,812)

Balance, December 31, 2017	89,368,553	89,369	3,760,095	369,115	191,513	-	-	(4,303,682)	106,410

Stock issued on stock warrant exercise	3,724,000	3,724	275,561	-	-	-	-	-	279,285
Stock issued on stock option exercise	1,250,000	1,250	42,000	-	-	-	-	-	43,250
Stock issued mineral property acquisition	400,000	400	145,600	-	-	-	-	-	146,000
Other comprehensive income	-	-	-	-	-	-	54,486	-	54,486
Net loss	-	-	-	-	-	-	-	(74,184)	(74,184)

Balance, September 30, 2018	94,742,553	$94,743	$4,223,256	$369,115	$191,513	$-	$54,486	$(4,377,866)	$555,247

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(74,184)	$(265,699)
Adjustment to reconcile net loss to net cash used in operating activities
Change in fair value of marketable securities	-	40,294
Loss on sale of marketable securities	2,667	-
Gain on sale of mineral property	(202,901)	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	33,695	(61,915)
Increase (decrease) in accounts payable and accrued liabilities	(5,378)	(15,022)
Net Cash Used in Operating Activities	(246,101)	(302,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in properties	-	(1,665)
Cash from properties	100,000	100,000
Proceeds from sale of marketables securities	23,988	-
Cash used in purchase of marketable securities	(1,005)	-
Net Cash Provided by Investing Activities	122,983	98,335

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from warrants/options exercise	322,535	63,800
Shares issued for cash	-	215,015
Net Cash Provided by Financing Activities	322,535	278,815

Increase in cash	199,417	74,808
Cash, beginning of period	326,092	281,630
Cash, end of period	$525,509	$356,438

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$29,127	$19,385
Shares issued as consideration for mineral property option	$146,000	$70,000
Cashless exercise of warrants	$-	$78
Value of shares returned to treasury	$-	$1,076
Shares for services issued from stock payable	$-	$11,334
Change in fair value of marketable securities	$54,486	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation
Notes to the Financial Statements
September 30, 2018

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $177,720 (2017: $125,117) as at September 30, 2018 and has used $246,101 (2017: $302,342) of cash in operations for the nine months ended September 30, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

–	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
–
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

–	Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$525,509	$-	$-
Marketable securities	76,344	-	-
Total Assets	601,853	-	-
Liabilities
Total Liabilities	-	-	-
	$601,853	$-	$-

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$326,092	$-	$-
Marketable securities	18,285	-	-
Total Assets	344,377	-	-
Liabilities
Total Liabilities	-	-	-
	$344,377	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2017	$18,285
Additions	29,223
Sales	(25,650)
Unrealized gain	54,486
Balance, September 30, 2018	$76,344

The Company classifies it’s marketable securities as available for sale.

During the period ended September 30, 2018, the Company sold marketable securities with a cost base of $25,650 for proceeds of $22,983 resulting in a realized loss of $2,667.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Bonds	$1,214	$1,214
Transfer agent fees	2,443	-
Insurance	12,135	5,992
Office Misc.	2,000	-
Investor relations	4,350	48,631
Total prepaid expenses	$22,142	$55,837

Note 6 - Mineral Properties

Yeehaw and Melissa Properties

On March 17, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 400,000 common shares (issued) on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at September 30, 2018, the Company has recorded $217,668 (2017: $71,668) in acquisition costs related to the Yeehaw and Melissa properties.

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

As at September 30, 2018, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of September 30, 2018 and December 31, 2017.

On March 10, 2016, the Company entered into an agreement with respect to the Fish Lake Property whereby the purchaser may earn an 80% interest in the property for payments of $300,000, 80,000 shares (post 10:1 rollback and 2:1 split) and work performed on the property over the next three years totaling $1,100,000 and $30,000 reimbursement of costs relating to the property.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of September 30, 2018, the Company has received $330,000 and 240,000 common shares (valued at $112,267) in relation to the option agreement.  The $463,486 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

On May 3, 2016, the Company entered into an agreement with respect to the San Emidio Property whereby the purchaser may earn an 80% interest in the property for payments of $100,000, 30,000 shares (post 10:1 rollback and 2:1 split) and work performed on the property over the next three years totaling $600,000.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of September 30, 2018, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The Company recorded $202,901 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the period ended June 30, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

Note 7 – Allowance for Optioned Properties

Fish Lake Valley

On March 10, 2016, the Company entered into an agreement with respect to the Fish Lake Property whereby the purchaser may earn an 80% interest in the property for payments of $300,000, 80,000 shares (post 10:1 rollback and 2:1 split) and work performed on the property over the next three years totaling $1,100,000 and $30,000 reimbursement of costs relating to the property.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of September 30, 2018, the Company has received $330,000 and 240,000 common shares (valued at $112,267) in relation to the option agreement.  The $414,085 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

San Emidio

On May 3, 2016, the Company entered into an agreement with respect to the San Emidio Property whereby the purchaser may earn an 80% interest in the property for payments of $100,000, 60,000 shares (post 10:1 rollback and 2:1 split) and work performed on the property over the next three years totaling $600,000.  Should these terms be met, the purchaser has the ability to purchase the remaining 20% of the property for $1,000,000.  The Company shall retain a 2.5% NSR on the property should they sell 100% of their interest.

As of September 30, 2018, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the period ended September 30, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

On February 28, 2018, the Company issued 500,000 shares for gross proceeds of $12,500 pursuant to the exercise of stock options.

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

On July 20, 2018, the Company issued 500,000 common shares for gross proceeds of $22,500 pursuant to the exercise of stock options.

There were 94,742,553 shares of common stock issued and outstanding as of September 30, 2018 (2017: 89,368,553).

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

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at September 30, 2018:

Issue Date	Number	Price	Expiry Date	Outstanding at September 30, 2018

November 12, 2014	100,000	$0.045	November 12, 2019	100,000

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $30,000 and $90,000 to related parties for the three and six months ended September 30, 2018, respectively (2017: $18,000 and $54,000).

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

Note 11 - Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

On October 12, 2018, the Company issued 909,091 common shares.

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

Also in the general area of the Michael property the Yeehaw property has been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.  The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which includes an interval that is mineralized with approximately 0.75% Total Rare Earth Elements (TREE’s). Preliminary geological, and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017, and follow-up work in May of 2018.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares.  The final consideration shares have been issued and the Yeehaw property has been transferred by Bormal.  During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization.  The company has staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property.  This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest.

On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the North Big Smoky  Property  through a Property  Acquisition  Agreement  with the private company 1069934 Nevada Ltd. ("Purchaser"). Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd., Lithium Royalty Corp. retained a 2.5% Net Smelter Royalty ("Vendor NSR") on the North Big Smoky Property and the Purchaser has the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%.  On September 16, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. (successor of 1069934) by an agreement dated Sept 13th, 2017 for $3,000.  Lithium Corporation was compensated on November 02, 2017.

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C.  Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then has a  Subsequent Earn-In option to purchase Lithium Corporation's  remaining 20% working interest within one year of earning the 80% by paying the  Company a further  $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional  $1,000,000.  Should the Purchaser elect  not  to  exercise  the  Subsequent  Earn-In,  a  joint  venture  will  be established.  During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal agreement.  Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire  1032701 B.C.  Ltd and the right to acquire the Fish Lake Valley Property.  Menika Mining completed the acquisition of 1032701 B.C. and changed their name to American Lithium Corp.  They fulfilled the initial obligations of the Fish Lake  Valley Earn-In-Agreement in April of 2016, and all year 1 and year 2 anniversary obligations have been met.  To date, we have received $300,000 and have received 480,000 common shares (effectively 210,000 shares subsequent to a 10:1 reverse split and then a 2:1 forward split) in relation to the Fish Lake option agreement.

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

Our company intends to continue identifying additional lithium properties in Nevada and to conduct exploration on our British Columbia properties, while resuming exploration at San Emidio, and tracking progress at Fish Lake Valley. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the “Howard Hughes” Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

American Lithium Corporation conducted confirmation shallow brine sampling on the property, and drilled two exploratory wells off the playa area in 2016.  They recently completed a short seismic survey adjacent to the Company’s claims here, and attempted to drill a hole on the Company’s claims but were unsuccessful due to wet ground conditions.

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

In 2016 we signed an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.

1067323 B.C. Ltd., could have acquired an initial 80% undivided interest in the San Emidio property through the payment of an aggregate of US$100,000 in cash, completing a Going Public Transaction and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 300,000 common shares in the capital of the Resulting Issuer as follows:

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

The Optionee had to have made qualified exploration or development expenditures on the property of $100,000 before the first anniversary, an additional $200,000 before the second anniversary, an additional $300,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, Optionee has the right to purchase our 20% interest in the property for $1,000,000, at which point the our interest would revert to a 2 1/2% Net Smelter Royalty (NSR). The Optionee may then elect at any time to purchase one half of our NSR for $1,000,000.

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

American Lithium Corp did not conduct any appreciable exploration work on this prospect, and the Company waived the $100,000 exploration expenditure provision for Year 1 of the option agreement.  In early June 2018 the Company was notified that American Lithium was allowing the option earn-in to lapse.  We have recently submitted a drilling permit application with the BLM in Winnemucca, and it is the Company’s intention to drill up to 3 RC holes here in Spring 2019.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  The Company has reduced its acreage holdings here to approximately 203 acres ( 82  hectares) to facilitate applying 5 years assessment credit to the property, and is effectively looking to place it on the “back burner” in favor of developing other prospects that are of greater commercial interest at this point.

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

Our company participated in the formation of Summa, which holds 88 fee-title patented lode claims, which cover approximately 1,191.3 acres of prospective mineral lands. Our company has recently signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. Our company’s president, Tom Lewis, has been named as a managing member of Summa.

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

West Kirkland Mining has been working on the development of their 75% owned project in Tonopah, most recently drilling to increase the resource at the Three Hills gold/silver deposit where they intend to kick-off their mining efforts in the future.  To that end they have bought an additional six patented mining claims here recently, and have also negotiated an agreement to procure rights for the water that they will need for processing.  Presently the reserve at their Hasbrouck/Three Hills/Hill of Gold project stands at 45.3 million tons containing 762,000 ounces gold, and 10.6 million ounces Silver. Coeur Mines and partner Idaho North Resources drilled in the Klondyke area to the south of Tonopah (the same area where Summa holds several patented mining claims that arise from the Hughes acquisition), and have done some drilling recently in Tonopah on a prospect they have optioned adjacent and to the west of Summa’s holdings.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

We had net loss of $88,023 for the three month period ended September 30, 2018, which was $911 less than the net loss of $88,934 for the three month period ended September 30, 2017.  The change in our results over the two periods is primarily the result of the change in fair value of marketable securities offset by increases in consulting fees, exploration expenses and transfer agent and filing fees and a decrease to investor relations.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change Between Three Month Period Ended September 30, 2018 and September 30, 2017

Professional fees	$6,245	7,149	$(904)
Exploration expenses	8,553	4,061	4,492
Consulting fees	30,000	18,500	11,500
Insurance expense	5,202	4,496	707
Investor relations	32,500	36,024	(3,524)
Transfer agent and filing fees	4,338	1,746	2,592
Travel	1,485	2,365	(880)
General and administrative	2,022	2,318	(296)
Other loss (income)	2,322	(12,276)	14,598
Net loss	$(88,023)	$(88,934)	$(911)

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

We had net loss of $74,184 for the nine month period ended September 30, 2018, which was $191,515 less than the net loss of $265,699 for the nine month period ended September 30, 2017. The change in our results over the two periods is primarily the result of the gain on sale of mineral property that occurred during fiscal 2018.  Investor relations fees rose in the nine month period ended September 30, 2018, while consulting fees and exploration expenses increased relative to that period in 2017.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change Between Nine Month Period Ended September 30, 2018 and September 30, 2017

Professional fees	$27,057	$29,875	$(2,818)
Exploration expenses	15,388	9,631	5,757
Consulting fees	84,000	(102,549)	(18,549)
Insurance expense	14,662	11,716	2,946
Investor relations	103,828	45,371	58,457
Transfer agent and filing fees	13,641	6,714	6,927
Travel	9,665	12,251	(2,586)
General and administrative	6,239	7,381	(1,142)
Other loss (income)	202,926	(40,211)	(240,507)
Net loss (income)	$(74,184)	$(265,699)	$(191,515)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2018 reflects current assets of $624,695.  We had cash in the amount of $525,509 and working capital in the amount of $177,720 as of September 30, 2018. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2018	At December 31, 2017

Current assets	$624,695	$400,914
Current liabilities	446,975	526,031
Working capital (deficit)	$177,720	$(125,117)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended September 30,
	2018	2017

Net cash (used in) operating activities	$(246,101)	$(302,342)
Net cash provided by investing activities	122,983	98,335
Net cash provided by financing activities	322,535	278,815
Net increase (decrease) in cash during period	$199,417	$74,808

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2018 was $246,101, a decrease of $56,241 from the $302,342 net cash outflow during the nine months ended September 30, 2017.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2018 was $122,983, which was a $24,648 increase from the $98,335 cash provided by investing activities during the nine months ended September 30, 2017.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2018 was $322,535 as compared to $278,815 in cash provided by financing activities during the nine months ended September 30, 2017.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	200,000
Travel	30,000
Total	$420,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $525,509 as of September 30, 2018, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2018 and 2017, respectively.

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

Since 2015 our Company has been a party to several actions with respect to our interest in the Summa Corporation mineral lands in Nevada that we hold an interest in as a result of our purchase of a 25% interest in Summa, LLC.  All these actions have been found in favor of Lithium Corporation & Summa, and most recently, on October 09, 2018 Judge Wanker of the Fifth Judicial District Court of Nevada issued her ruling with respect to the action against the plaintiff in the earlier actions - Jablonski Enterprises for legal fees, costs and the Anti-Slapp or frivolous law suit penalty.  All defendants in this case were awarded partial costs, full requested fees, and the nominal amount of $100 with respect to the Anti-Slapp request.  We are pleased the court has recognized and in part attempted to rectify the monetary damage inflicted.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2018 we issued 909,091 common shares to a third party investor at $0.11 per share for an aggregate purchase price of $100,000.  We issued these securities to an accredited investor without general solicitation pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

LITHIUM CORPORATION
(Registrant)

Dated: November 19, 2018	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)