Form 10-K
period 2018-12-31
Lithium Corp
filed 2019-03-26
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $23,360,186 based on a $0.265 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 95,651,644 common shares as of March 12, 2019.

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

In June 2013, we purchased a claim in the Cherryville, BC area for 250,000 shares of our common stock.  The claim area is known as the BC Sugar Property, and since this time we expanded the claim block considerably, and then have allowed a number of the less prospective claims to lapse.  The company’s holdings here are currently 203 acres (82 hectares). In January, 2014, we agreed to buy back the shares issued pursuant to the June agreement for $2,500.

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

In April of 2016 our  Company  established  a  wholly  owned  subsidiary  called Lithium  Royalty Corp. The subsidiary was a Nevada  Corporation and was the entity through which we had planned to build a portfolio  of lithium  mineral  properties.  Also that April Lithium  Royalty  Corp.  acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada.  On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the North Big Smoky  Property  through a Property  Acquisition  Agreement  with 1069934 Nevada Ltd. ("Purchaser") a private company.  Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd.  Lithium Royalty Corp. retained a 2.5% Net Smelter Royalty ("Vendor NSR") on the North Big Smoky Property and the Purchaser had the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%.  By agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. (successor of 1069934) for $3,000, which was to be paid to Lithium Corporation upon completion of a $500,000 financing, or by October 27, 2017 whichever occured the earliest.  The Company received the compensation under the agreement on November 2, 2017.  The North Big Smoky claims were abandoned by the Purchaser in 2017 and as a result the Company’s NSR interest in the property was extinguished.

On February 16, 2017 we issued a news release announcing that we had signed a letter of intent with Nevada Sunrise Gold Corp., (“NEV” (TSX-V - NEV, OTC - NVSGF)) with respect to our Salt Wells lithium-in-brine prospect located in Churchill County Nevada.  Under the terms of the  agreement NEV was to earn a 100% interest in the  property  subject to a 2% Net Smelter  Royalty  (NSR), and by making staged  payments  of cash and shares  over the next two years.  Issues arose with respect to the claim block and Nevada Sunrise’s understanding of the placement of the block, and ultimately it was determined that the Company would be best served by cancelling the agreement and refunding the money (minus bank fees) that Nevada Sunrise had sent.  An informal letter agreement releasing the parties of all obligations save for the Area of Mutual Interest clause was executed by both parties on May 5, 2017 and funds in the amount of $24,950 were returned to NEV.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and Graphite and other energy metals properties in British Columbia.

Our current operational focus is to conduct exploration activities on our San Emidio lithium-brine property in Nevada, and our titanium/ree/tantalum-niobium property, in British Columbia.

On March 2, 2017 we issued a news release announcing that we had signed a letter of intent with Bormal Resources Inc. with respect to three Tantalum-Niobium (Ta-Nb) properties (Michael, Yeehaw, and Three Valley Gap) located in British Columbia, Canada.

The Michael property in the Trail Creek Mining Division was originally staked to cover one of the most compelling tantalum in stream sediment anomalies as seen in the government RGS database in British Columbia.  Bormal conducted a stream sediment sampling program in 2014, and determined that the tantalum-niobium in stream sediment anomaly here is bona fide, and in the order of 6 kilometers in length.  In November of 2016 Lithium Corporation conducted a short soil geochemistry orientation program on the property as part of its due diligence, and determined that there are elevated levels of tantalum-niobium in soils here.

Also in the general area of the Michael property, the Yeehaw property has been staked over a similar but lower amplitude tantalum/total rare earth elements (TREE’s) in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either carbonatite or pegmatite type deposits.  The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature later in July, and again in early October 2017.  These examinations uncovered a zone roughly 30 meters wide which included an interval that is mineralized with approximately 0.75% TREE’s.  While markedly anomalous it is not exceedingly enriched in TREE’s.  However this zone may not be the “main event” in the area but a harbinger of bigger and better things, and also it is enriched in titanium (Ti), which could possibly be in the form of Perovskite, a mineral of considerable interest for the next generation of photo-voltaic cells.  Preliminary geological and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017.  The third property – Three Valley Gap, is in the Revelstoke Mining Division and is situated in a locale where several Nb-Ta enriched carbonatites have been noted to occur.  A brief field program by Bormal in 2015 located one of these carbonatites, and concurrent soil sampling determined that the soils here are enriched with Nb-Ta over the known carbonatite, and indicated that there are other geochemical anomalies locally that may indicate that more carbonatites exist here and are shallowly buried.

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

On February 16, 2016, we issued a news release announcing  that our company has entered into a letter of intent with 1032701 B.C.  Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work  performed on the property over three  years in the amount of  $1,100,000.  1032701 then has a  Subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within one year of earning the 80% by paying the  Company a further  $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional $1,000,000.  Should the Purchaser elect not to exercise the Subsequent Earn-In, a joint venture will be established.  During the Joint Venture, should either party be diluted below a 10% working  interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal  agreement.  Menika Mining,  a publicly traded company on the TSX Venture  Exchange  trading  under the symbol MML announced on March 8, 2016 that it  intended to acquire 1032701 B.C. Ltd and the right to acquire the Fish Lake Valley Property.  Menika Mining completed the acquisition of 1032701 B.C. and  fulfilled the initial obligations of the Fish Lake Valley Earn-In-Agreement in April of 2016.  To date, we have received all money, and common shares issuable in relation to the Fish Lake Valley option agreement, and are evaluating the value of the field work done on the property by the Optionee prior to assigning an 80% interest to the claims.

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.  The terms of the formal agreement are;  payment of  $100,000,  issuance of 300,000  common  shares of 1067323 B.C. Ltd.,  or of the  publicly  traded  company  anticipated  to result from a Going Public  Transaction,  and work  performed on the property by the Optionee in the amount of  $600,000  over the next three  years to earn an 80%  interest  in the property.  1067323  then had a  subsequent  Earn-In  option to purchase  Lithium Corporation's  remaining 20% working  interest within three years of earning the 80% by paying our company a further $1,000,000,  at that point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1067323 for an  additional  $1,000,000.  Should  the  Purchaser  elect not to  exercise  the Subsequent  Earn-In,  a joint venture would have been established.  1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016.  The Company waived the work requirement for the first year and received 100,000 shares of American Lithium Corp. in May of 2017.  To date, we have received $100,000 and 300,000 common shares in relation to the San Emidio option agreement.  During the period ended June 30, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

The Company revised its trenching permit at BC Sugar in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  The Company has reduced its acreage holdings here to approximately 203 acres (82  hectares) to facilitate applying 5 years assessment credit to the property, and is effectively looking to place it on the “back burner” in favor of developing other prospects that are presently of greater commercial interest.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $555,029 as of December 31, 2018. At December 31, 2018, we had working capital of $192,018. We incurred a net loss of $104,493 for the year ended December 31, 2018. We estimate our average monthly operating expenses to be approximately $30,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Risks Associated with Our Common Stock

Trading on the OCTQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

American Lithium Corp. subsequently acquired 100% of 1032701 BC, and currently maintains 1032701 as a fully owned subsidiary.  A formal option agreement was entered into, effective March 31, 2016.  An amendment to the agreement was entered into on the 14th of February 2018 whereby American Lithium will issue the 10,000 post consolidation “Agreement Year” shares to Lithium Corporation as mandated by the agreement, as well as a further 80,000 shares in consideration for Lithium Corporation agreeing to extend the work commitment date for Year 2 of the agreement to September 30, 2018.   To date, we have received all money, and common shares issuable in relation to the Fish Lake Valley option agreement, and are evaluating the value of the field work done on the property by the Optionee prior to assigning an 80% interest to the claims.

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

The Company has re-permitted and bonded three drill sites on the property, and is currently considering drilling the property some time in 2019.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  The Company has reduced its acreage holdings here to approximately 203 acres (82  hectares) to facilitate applying 5 years assessment credit to the property, and is effectively looking to place it on the “back burner” in favor of developing other prospects that are of greater commercial interest at this point.

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

Summa has conducted preliminary research on the Hughes properties, focusing on the Tonopah area where reporting in the 1980’s, indicated that over 2.175 million tons of mine dumps and mill tailings exist at surface on Summa’s properties that contain in the order of 3.453 million ounces of silver, and 28,500 ounces of gold. In addition to this easily extractable surficial resource, other reports indicate that 300 - 500,000 tons of mineralized material is expected to remain at depth in old workings on Summa’s properties, which is believed to contain an average 20 ounces silver and 0.20 ounces gold per ton. Also several partially tested exploration targets have been identified on Summa’s Tonopah claims, where further work could potentially lead to a marked increase in known underground resources.

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

British Columbia Tantalum/REE/Titanium Properties

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

Lithium Corporation conducted fieldwork on the Michael, and Yeehaw properties during summer 2017.  At Yeehaw a 30 meter wide structure was discovered that is anomalous for titanium and Rare Earth Elements, while soil sampling at Michael detected an anomaly that is greater than 800 meters in length that exhibits increased Tantalum-Niobium plus Rare Earth Element mineralization.  The Company has dropped any further interest in both the Michael and Three Valley Gap properties, and has earned its 100% interest in the Yeehaw property.  Field work on the Yeehaw property in Spring 2018 discovered a further zone of Ti/REE enrichment, and the Company is currently determining what work will be done there in 2019.

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

Lithium Corporations interest in the Tonopah Hughes property through its ownership of 25% of Summa, LLC was challenged in 2015.  On March 13, 2018 Summa was victorious in a “Quiet Title” ruling set out in the Fifth Judicial District Court where Judge Wanker ruled that Summa’s claim to title in the contested claims was superior to that of any other entity that has come forward with a claim to date.  An appeal of that decision filed later in 2018 was denied by the courts.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on OTC Market Groups QB Exchange under the symbol “LTUM.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)

Quarter Ended	High	Low

December 31, 2018	$0.12	$0.103
September 30, 2018	$0.185	$0.17
June 30, 2018	$0.274	$0.258
March 31, 2018	$0.24	$0.15
December 31, 2017	$0.2855	$0.276
September 30, 2017	$0.081	$0.075
June 30, 2017	$0.062	$0.0576
March 31, 2017	$0.07	$0.066
December 31, 2016	$0.076	$0.067

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On March 12, 2019, the shareholders’ list showed 52 registered shareholders with 95,901,644 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2018:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exerciseof outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equitycompensation plans(excluding securitiesreflected in column (a)) (c)

Equity compensation plans approved by security holders	Nil	Nil	Nil

Equity compensation plans not approved by security holders	Nil	Nil	4,155,000

Total	Nil	Nil	4,155,000

Convertible Securities

As of December 31, 2018, we had no outstanding options to purchase any shares of our common stock.

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

On March 15, 2013, we granted an aggregate of 200,000 stock options to consultants of our company pursuant to our 2009 Stock Option Plan. The stock options were exercisable for five years from the date of grant at an exercise price of $0.045 per share.

On November 12, 2014, our company granted an aggregate of 700,000 stock options to directors and consultants of our company pursuant to our 2009 Stock Option Plan.  The stock options were exercisable for five years from the date of grant at an exercise price of $0.045 per share.

On January 18, 2016, our company granted 500,000 stock options to a director of our company pursuant to our 2009 Stock Option Plan.  The stock options were all exercised on February 2018 at an exercise price of $0.125 per share.

On February 10, 2016, our company granted an aggregate of 850,000 stock options to directors and consultants of our company pursuant to our 2009 Stock Option Plan.  The options were priced at $0.025 per share and 200,000 of these options were exercised in 2016, with the balance of 650,000 being exercised in 2018.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

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

Our net cash from financing activities during the year ended December 31, 2018 was $422,535 as compared to $283,315 during the year ended December 31, 2017.

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$

General, Administrative Expenses	190,000
Exploration Expenses	140,000
Travel	30,000
Total	360,000

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

Results of Operations - Twelve Months Ended December 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2018, which are included herein.

Our operating results for the twelve months ended December 31, 2018, for the twelve months ended December 31, 2017 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2018	Twelve Month Period Ended December 31, 2017	Change Between Twelve Month Periods Ended December 31, 2018 and December 31, 2017

Revenue	$-	$-	$-
Professional fees	39,618	38,055	1,563
Exploration expenses	16,698	11,787	4,911
Consulting fees	124,000	120,549	3,451
Insurance expense	19,863	16,211	3,652
Investor relations	116,434	64,122	52,312
Transfer agent and filing fees	18,742	10,705	8,037
Travel	15,962	21,694	(5,732)
General and administrative	10,312	11,409	(1,097)
Interest (income)	(102)	(104)	2
Change in fair value of marketable securities	-	42,384	(42,384)
Gain on sale of marketable securities	(54,133)	-	(54,133)
Gain on sale of mineral property	(202,901)	-	(202,901)
Net loss	$104,493	$336,812	$(232,319)

Our financial statements report a net loss of $104,493 for the twelve month period ended December 31, 2018 compared to a net loss of $336,812 for the twelve month period ended December 31, 2017. Our losses have decreased by $232,319, primarily as a result of gains on sales of mineral properties and marketable securities combined with a lack of fair value adjustments to marketable securities in 2018 offset by increases to investor relations, transfer agent and filing fees, professional fees and consulting fees.

Our operating expenses for the year ended December 31, 2018 were $361,629 compared to $294,532 as of December 31, 2017. The decrease in operating expenses was primarily as a result of increases in consulting fees, exploration expenses, investor relations and transfer agent and filing fees.

Liquidity and Financial Condition

Working Capital

	At December 31, 2018	At December 31, 2017

Current assets	$648,212	$400,914
Current liabilities	456,194	526,031
Working capital (deficiency)	$192,018	$(125,117)

Cash Flows

	Year Ended
	December 31
	2018	2017

Net cash (used in) operating activities	$(393,594)	$(337,185)
Net cash (used in) investing activities	199,996	98,332
Net cash (used in) financing activities	422,535	283,315
Net increase (decrease) in cash during period	$228,937	$44,462

Our total current liabilities as of December 31, 2018 were $456,194 as compared to total current liabilities of $526,031 as of December 31, 2017. The decrease was a result of a decrease in the allowance for option properties as a result of the Company realizing the sale of the property in 2018.

Operating Activities

Net cash used in operating activities was $393,594 for the year ended December 31, 2018 compared with net cash used in operating activities of $337,185 in the same period in 2017.

Investing Activities

Net cash from investing activities was $199,996 for the year ended December 31, 2018 compared to net cash used in investing activities of $98,332 in the same period in 2017.

Financing Activities

Net from financing activities was $422,535 for the year ended December 31, 2018 compared to $283,315 in financing activities in the same period in 2017.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2018, our company had a net loss of $104,493 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 . The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income . The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting , which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lithium Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS PLLC

We have served as the Company’s auditor since 2016.

Houston, TX
March 26, 2019

LITHIUM Corporation
Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$555,029	$326,092
Marketable securities	771	18,285
Deposits	700	700
Prepaid expenses	91,712	55,837
Total Current Assets	648,212	400,914

OTHER ASSETS
Mineral properties	377,663	231,527

TOTAL ASSETS	$1,025,875	$632,441

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,886	$9,045
Allowance for optioned properties	443,308	516,986
TOTAL CURRENT LIABILITIES	456,194	526,031

TOTAL LIABILITIES	456,194	526,031

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 95,651,644 and 89,368,553 common shares outstanding, respectively	95,652	89,369
Additional paid in capital	4,322,347	3,760,095
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated other comprehensive income	(771)	-
Accumulated deficit	(4,408,175)	(4,303,682)
TOTAL STOCKHOLDERS' EQUITY	569,681	106,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,025,875	$632,441

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	39,618	38,055
Exploration expenses	16,698	11,787
Consulting fees	124,000	120,549
Insurance expense	19,863	16,211
Investor relations	116,434	64,122
Transfer agent and filing fees	18,742	10,705
Travel	15,962	21,694
General and administrative expenses	10,312	11,409
TOTAL OPERATING EXPENSES	361,629	294,532

LOSS FROM OPERATIONS	(361,629)	(294,532)

OTHER INCOME (EXPENSES)
Gain on sale of marketable securities	54,133	-
Gain on sale of mineral property	202,901	-
Change in fair value of marketable securities	-	(42,384)
Interest income	102	104
TOTAL OTHER INCOME (EXPENSE)	257,136	(42,280)

LOSS BEFORE INCOME TAXES	(104,493)	(336,812)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(104,493)	$(336,812)

Gain on change in fair value of marketable securities	$(771)	$-

OTHER COMPREHENSIVE LOSS	$(105,264)	$(336,812)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	93,590,672	85,385,402

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Common	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Payable	Income	Deficit	Equity

Balance, December 31, 2016	81,704,075	$81,705	$3,463,903	$308,322	$191,513	$11,334	$-	$(3,966,870)	$89,907

Stock issued for cash	4,300,000	4,300	210,715	-	-	-	-	-	215,015
Stock returned to treasury	(1,076,000)	(1,076)	1,076	-	-	-	-	-	-
Stock issued on stock warrant exercise	3,007,145	3,007	-	60,793	-	-	-	-	63,800
Stock issued for services	333,333	333	11,001	-	-	(11,334)	-	-	-
Stock issued on stock option exercise	100,000	100	4,400	-	-	-	-	-	4,500
Stock issued on mineral property acquisition	1,000,000	1,000	69,000	-	-	-	-	-	70,000
Net loss	-	-	-	-	-	-	-	(336,812)	(336,812)

Balance, December 31, 2017	89,368,553	89,369	3,760,095	369,115	191,513	-	-	(4,303,682)	106,410

Stock issued on stock warrant exercise	3,724,000	3,724	275,561	-	-	-	-	-	279,285
Stock issued on stock option exercise	1,250,000	1,250	42,000	-	-	-	-	-	43,250
Stock issued mineral property acquisition	400,000	400	145,600	-	-	-	-	-	146,000
Stock issued for cash	909,091	909	99,091	-	-	-	-	-	100,000
Other comprehensive income	-	-	-	-	-	-	(771)	-	(771)
Net loss	-	-	-	-	-	-	-	(104,493)	(104,493)

Balance, December 31, 2018	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$-	$(771)	$(4,408,175)	$569,681

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(104,493)	$(336,812)
Adjustment to reconcile net loss to net cash used in operating activities
Change in fair value of marketable securities	-	42,384
Gain on sale of marketable securities	(54,133)	-
Gain on sale of mineral property	(202,901)	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(35,875)	(36,489)
Increase (decrease) in accounts payable and accrued liabilities	3,808	(6,268)
Net Cash Used in Operating Activities	(393,594)	(337,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in properties	(137)	(1,668)
Cash from properties	100,000	100,000
Proceeds from sale of marketables securities	100,133	-
Net Cash Provided by Investing Activities	199,996	98,332

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from warrants/options exercise	322,535	68,300
Shares issued for cash	100,000	215,015
Net Cash Provided by Financing Activities	422,535	283,315

Increase in cash	228,937	44,462
Cash, beginning of period	326,092	281,630

Cash, end of period	$555,029	$326,092

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$29,127	$19,385
Shares issued as consideration for mineral property option	$146,000	$70,000
Cashless exercise of warrants	$-	$1,731
Value of shares returned to treasury	$-	$1,076
Shares for services issued from stock payable	$-	$11,334
Unrealized loss on marketable securities	$771	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation
Notes to the Financial Statements
December 31, 2018

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for year ended December 31, 2018.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 . The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income . The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting , which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $192,018 (2017: deficit of $125,117) as at December 31, 2018 and has used $393,594 (2017: $337,185) of cash in operations for the year ended December 31, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2018 and 2017, respectively:

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$555,029	$-	$-
Marketable securities	771	-	-
Total Assets	555,800	-	-
Liabilities
Total Liabilities	-	-	-
	$555,800	$-	$-

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$326,092	$-	$-
Marketable securities	18,285	-	-
Total Assets	344,377	-	-
Liabilities
Total Liabilities	-	-	-
	$344,377	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2017	$18,285
Additions	28,486
Sales	(46,000)
Balance, December 31, 2018	$771

The Company classifies it’s marketable securities as available for sale.

During the year ended December 31, 2018, the Company sold marketable securities with a cost basis of $46,000 for proceeds of $100,133 resulting in a realized gain of $54,133.

During the year ended December 31, 2018, the Company received 180,000 common shares with a value of $28,486 related to the sale of the Fish Lake Property.

Included in accumulated other comprehensive income is $771 related to unrealized fair value adjustment on marketable securities.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Bonds	$9,381	$1,214
Transfer agent fees	13,124	-
Insurance	6,935	5,992
Office Misc.	6,000	-
Investor relations	56,272	48,631
Total prepaid expenses	$91,712	$55,837

Note 6 - Mineral Properties

Yeehaw and Melissa Properties
On March 17, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 400,000 common shares (issued) on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at December 31, 2018, the Company has recorded $217,668 (2017: $71,668) in acquisition costs related to the Yeehaw and Melissa properties.
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

As at December 31, 2018, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of December 31, 2018 and 2017.

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

As of December 31, 2018, the Company has received $330,000 and 240,000 common shares (valued at $112,267) in relation to the option agreement.  The $443,308 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of December 31, 2018, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The Company recorded $202,901 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the year ended December  31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

As of December 31, 2018, the Company has received $330,000 and 240,000 common shares (valued at $112,267) in relation to the option agreement.  The $443,308 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of December 31, 2018, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the period ended December 31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

On October 12, 2018, the Company issued 909,091 common shares for gross proceeds of $100,000.

There were 95,651,644 shares of common stock issued and outstanding as of December 31, 2018 (2017: 89,368,553).

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

During the year-ended December 31, 2018, the Company received proceeds of $210,300 from the exercise of warrants.

The table below outlines the change in warrants for the years-ended December 31, 2018 and 2017:

Number

Balance, December 31, 2016	5,976,000
Granted	4,300,000
Cancelled	(1,076,000)
Expired	(2,000,000)
Exercised	(3,476,000)

Balance, December 31, 2017	3,724,000
Exercised	(3,724,000)

Balance, December 31, 2018	-

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

On March 15, 2013, all pre-existing options were modified to exercise prices of $0.045. The modification resulted in stock-based compensation of $8,848. Also on March 15, 2013, the Company issued an additional 200,000 options at an exercise price of $0.045 to consultants for management services.  These options were vested on the date of grant and resulted in stock-based compensation of $7,794.  During the year ended December 31, 2018, 100,000 options have been exercised for proceeds of $4,500.

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

On February 10, 2016, the Company granted 850,000 options at an exercise price of $0.025 in exchange for various professional and managerial services.  During the year ended December 31, 2018, 650,000 options were exercised for proceeds of $16,250.  The fair value of these options was $27,412.  The Company uses the Black-Scholes option valuation model to value stock options.  The  Black-Scholes  model was developed for use in estimating the fair value  of  traded  options  that  have no  vesting  restrictions  and are  fully transferable.  The model requires management to make estimates, which are subjective and may not be representative of actual results.  Assumptions used to determine the fair value of the remaining stock options are as follows:

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at December 31, 2018:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2018

November 12, 2014	100,000	$0.045	November 12, 2019	100,000

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $120,000 to related parties for the year ended December 31, 2018, (2017: $68,000).

Note 10 – Income Taxes

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $4,408,000 that may be available to reduce future years' taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2018 and 2017:

	2018	2017
Federal income tax benefit attributable to:
Current operations	$537,475	$114,516
Less: valuation allowance	(537,475)	(114,516)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (2017: 34%) of significant items comprising our net deferred tax amount is as follows at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$925,619	$1,463,094
Less: valuation allowance	(925,619)	(1,463,094)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,408,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Note 12 - Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2018 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was ineffective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

•
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

•
There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.
•	The Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Our management reviewed the results of its assessment with our Board of Directors. Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Tom Lewis	President, Treasurer, Secretary and Director	64	August 25, 2009

James Brown	Director	55	December 19, 2012

Brian Goss	Director	40	May 30, 2014

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

In 1974, Mr. Lewis started his career in the oil fields, and worked in the geophysical, and drilling industries until 1981, when he became a petroleum landman for Westburne Petroleum & Minerals. While there he was responsible for the acquisition and disposition of interests and maintaining title to petroleum lands in various locales in the United States, and Western Canada. In 1989, he started his own business as a consulting geologist and has worked in numerous locations over the past 30 years, including the United States, Mexico, Canada, Portugal, Chile, Africa, India and Honduras. Some of the positions he held include: working with Teck Cominco in 1996 evaluating and exploring precious metal deposits in Southern Mexico; project manager on the Farim phosphate deposit for Champion Resources in Guinea Bissau, West Africa in 1998; project geologist in 2001 and 2002 for Crystal Graphite Corporation, project geologist on the Midway Gold project in Tonopah, Nevada, followed by two years as senior geologist at the Cortez Joint Venture in Crescent Valley, Nevada. By August 2005 he was named vice president of exploration in Portugal for St. Elias Mines, working on the Jales project, and developing grass roots projects in Nevada. Following his experience in Portugal and Nevada he consulted to Selkirk Metals and New World Resource Corp. on projects in western Canada and Nevada. Most recently he consulted to Kinross Gold USA evaluating possible acquisitions.

James Brown - Director

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years’ experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Altura Mining Limited (ASX: AJM) an Australian listed company focused primarily on developing the Pilgangoora lithium deposit in Western Australia.  Mr. Brown has overseen the growth of Altura from $10 million to $245 million in market capitalization.  James is a member of the Australian Institute of Company Directors (MAICD).

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Tom Lewis(1)	2018	Nil	Nil	Nil	Nil	Nil	Nil	120,000	(2)	12,000
President,	2017	Nil	Nil	Nil	Nil	Nil	Nil	62,000		68,000	(2)
Treasurer,
Secretary,
and Director

Brian Goss(3)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
Director,	2016	Nil	Nil	Nil	Nil	Nil	Nil	7,980		7,980
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

2018 Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year End

None.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 our director Brian Goss exercised 500,000 options at $0.025, and a further 500,000 options at $0.045.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2018:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Tom Lewis(2) PO Box 2053 Richland, WA 99352	7,000,000 Common Shares	7.29%

James Brown(3) Apartment Pearl Garden, Unit No. Wp00606 Jl. Jen. Gatot Subroto Kav 5-7 Jakarta 12930 Indonesia	Nil	0%

Brian Goss(4) 1031 Railroad Street Suite 102B Elko, NV 89801	500,000(5)	0. 52%

Directors and Executive Officers as a Group	8,000,000 Common Shares	7.81%

John Hiner 9443 Axlund Road Lynden, WA 98264	9,970,000 Common Shares	10.39%

Altura Lithium Pty. Ltd. P.O. Box 4088 Springfield, Qld., 4300 Australia	11,000,000 Common Shares	11.47%

Shareholders Holding Over 5%	20,470,000 Common Shares	21.34%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017

Audit Fees	$16,500	$15,800
Audit Related Fees	Nil	Nil
Tax Fees	$6,000	Nil
All Other Fees	Nil	Nil
Total	$22,500	$15,800

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

LITHIUM CORPORATION
(Registrant)

Dated: March 26, 2019	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2019	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: March 26, 2019	/s/ Brian Goss
Brian Goss
Director

Dated: March 26, 2019	/s/ James Brown
James Brown
Director