Form 10-Q
period 2019-03-31
Lithium Corp
filed 2019-05-15
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

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

Indicate by check mark whether the registrant (1) has fled all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to f le such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated fler, a non-accelerated fler, a smaller reporting company, or an emerging growth company. See the defnitions of “large accelerated f ler,” “accelerated fler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	LTUM	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  95,651,664 common shares issued and outstanding as of  May 10, 2019

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$491,270	$555,029
Marketable securities	819	771
Deposits	700	700
Prepaid expenses	62,728	91,712
Total Current Assets	555,517	648,212

OTHER ASSETS
Mineral properties	377,663	377,663

TOTAL ASSETS	$933,180	$1,025,875

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,661	$12,886
Allowance for optioned properties	443,308	443,308
TOTAL CURRENT LIABILITIES	446,969	456,194

TOTAL LIABILITIES	446,969	456,194

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001;
95,651,644 and 91,651,644 common shares outstanding, respectively	95,652	95,652
Additional paid in capital	4,322,347	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated other comprehensive income	(723)	(771)
Accumulated deficit	(4,491,693)	(4,408,175)

TOTAL STOCKHOLDERS' EQUITY	486,211	569,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$933,180	$1,025,875

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	13,150	9,971
Exploration expenses	-	3,094
Consulting fees	30,000	30,000
Insurance expense	5,201	4,495
Investor relations	17,863	28,042
Transfer agent and filing fees	4,711	2,319
Travel	447	4,172
General and administrative expenses	2,248	490
TOTAL OPERATING EXPENSES	73,620	82,583

LOSS FROM OPERATIONS	(73,620)	(82,583)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	-	(4,142)
Loss on investment	(10,000)	-
Interest income	102	21
TOTAL OTHER INCOME (EXPENSE)	(9,898)	(4,121)

LOSS BEFORE INCOME TAXES	(83,518)	(86,704)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(83,518)	$(86,704)

Gain on change in fair value of marketable securities	$48	$-

OTHER COMPREHENSIVE LOSS	$(83,470)	$(86,704)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,651,644	90,211,620

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(83,518)	$(86,704)
Adjustment to reconcile net loss to net cash used in operating activities
Loss on investment in Summa, LLC	10,000	-
Change in fair value of marketable securities	-	4,142
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	28,984	31,758
Increase (decrease) in accounts payable and accrued liabilities	(9,225)	(8,148)
Net Cash Used in Operating Activities	(53,759)	(58,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment in Summa, LLC	(10,000)	-
Cash from properties	-	100,000
Net Cash Provided by Investing Activities	(10,000)	100,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from warrants/options exercise	-	120,050
Net Cash Provided by Financing Activities	-	120,050

Increase in cash	(63,759)	161,098
Cash, beginning of period	555,029	326,092
Cash, end of period	$491,270	$487,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Unrealized loss on marketable securities	$48	$-
Shares issued as consideration for mineral property option	$-	$146,000

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Loss	Deficit	Equity

Balance, December 31, 2017	89,368,553	$89,369	$3,760,095	$369,115	$191,513	$-	$(4,303,682)	$106,410

Stock issued on stock warrant exercise	3,724,000	3,724	275,561	-	-	-	-	279,285
Stock issued on stock option exercise	1,250,000	1,250	42,000	-	-	-	-	43,250
Stock issued mineral property acquisition	400,000	400	145,600	-	-	-	-	146,000
Stock issued for cash	909,091	909	99,091	-	-	-	-	100,000
Other comprehensive loss	-	-	-	-	-	(771)	-	(771)
Net loss	-	-	-	-	-	-	(104,493)	(104,493)

Balance, December 31, 2018	95,651,644	95,652	4,322,347	369,115	191,513	(771)	(4,408,175)	569,681

Other comprehensive income	-	-	-	-	-	48	-	48
Net loss	-	-	-	-	-	-	(83,518)	(83,518)

Balance, March 31, 2019	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(723)	$(4,491,693)	$486,211

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Notes to the Financial Statements
March 31, 2019

Note 1 - Summary of Significant Accounting Policies

Lithium Corporation (formerly Utalk Communications Inc.) (the “Company”) was incorporated on January 30, 2007 under the laws of Nevada. On September 30, 2009, Utalk Communications Inc. changed its name to Lithium Corporation.

Nevada Lithium Corporation was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corporation. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corporation. By agreement dated October 9, 2009 Nevada Lithium Corporation and Lithium Corporation amalgamated as Lithium Corporation. Lithium Corporation is engaged in the acquisition and development of certain lithium interests in the state of Nevada, and battery or Tech metals  prospects in British Columbia and is currently in the exploration stage.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2019 and 2018, or the twelve months ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  The Company adopted the new lease guidance effective January 1, 2019.  The Company only has one lease in effect; its office lease located in Elko, Nevada.  The lease rate is 350/month and is on a month to month term.  The office lease is insignificant to the financial presentation of the Company, therefore, it is not shown on the Company’s financial statements.  The Company has adopted the modified retrospective approach therefore the Company has no plans of restating prior periods and that there is no asset or liability currently.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $108,548 (2018: $192,018) as at March 31, 2019and has used $53,759 (2018: $58,952) of cash in operations for the three monthsended March 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$491,270	$-	$-
Marketable securities	819	-	-
Total Assets	492,089	-	-
Liabilities
Total Liabilities	-	-	-
	$492,089	$-	$-

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$555,029	$-	$-
Marketable securities	771	-	-
Total Assets	555,800	-	-
Liabilities
Total Liabilities	-	-	-
	$555,800	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2018	$771
Unrealized gain	48
Balance, March 31, 2019	$819

The Company classifies it’s marketable securities as available for sale.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Bonds	$9,381	$9,381
Transfer agent fees	9,594	13,124
Insurance	1,731	6,935
Office Misc.	2,000	6,000
Investor relations	40,022	56,272
Total prepaid expenses	$62,728	$91,712

Note 6 - Mineral Properties

Yeehaw and Melissa Properties
On March 17, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 400,000 common shares (issued)on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.As at March 31, 2019, the Company has recorded $217,668(2018: $217,668) in acquisition costs related to the Yeehaw and Melissa properties.
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

As at March 31, 2019, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of March 31, 2019 and December 31, 2018.

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

As of March 31, 2019, the Company has received $330,000 and 240,000 common shares (valued at $113,308) in relation to the option agreement.  The $443,308 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

Sugar Property

In June 2013, the company purchased claims in the Cherryville, BC area for 250,000 shares of the Company’s common stock.  Since this time the company has expended approximately $45,000 to date exploring this property for flake graphite deposits. In January, 2014, the company agreed to buy back the shares issued pursuant to the June agreement for $2,500 in this area. The buy-back was completed in April, 2014 and recorded the purchase of stock in the Company’s equity.

Summa, LLC

During the three months ended March 31, 2019, the Company invested $10,000 to maintain its 25% interest in Summa, LLC.  As Summa, LLC’s profitability has yet to be determined, the Company has recorded a full allowance on the investment.  Summa, LLC’s sole asset is its interest in the Hughes Claims in Nevada.

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

As of March 31, 2019, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The Company recorded $202,901 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the year ended December 31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

As of March 31, 2019, the Company has received $330,000 and 240,000 common shares (valued at $113,308) in relation to the option agreement.  The $443,308 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Note 8- Capital Stock

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

On April 17, 2018, the Company issued 2,400,000 common shares for gross proceeds of $120,000pursuant to the exercise of warrants.

On July 20, 2018, the Company issued 500,000 common shares for gross proceeds of $22,500 pursuant to the exercise of stock options.

On October 12, 2018, the Company issued 909,091 common shares for gross proceeds of $100,000.

During the three months ended March 31, 2019, there was no activity in the Company’s common stock.

There were 95,651,644 shares of common stock issued and outstanding as of March 31, 2019 (2018: 95,651,644).

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

The table below outlines the change in warrants for the year-ended December 31, 2018 and2017 and the three months ended March 31, 2019:

Number

Balance, December 31, 2017	3,724,000
Exercised	(3,724,000)
Balance, December 31, 2018 and March 31, 2019	-

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

On March 15, 2013, all pre-existing options were modified to exercise prices of $0.045. The modificaton resulted in stock-based compensation of $8,848. Also on March 15, 2013, the Company issued an additional 200,000 options at an exercise price of $0.045 to consultants for management services.  These options were vested on the date of grant and resulted in stock-based compensation of $7,794.  During the six months ended June 30, 2018, 100,000 options have been exercised for proceeds of $4,500.

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

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at March 31, 2019:

Issue Date	Number	Price	Expiry Date	Outstanding at March 31, 2019

November 12, 2014	100,000	$0.045	November 12, 2019	100,000

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $30,000 to related parties for the three monthsended March 31, 2019 (2018: $30,000).

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

Note 11- Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2019 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below:

On May 2, 2019, the Company received notification that the Fish Lake Property had been returned to the Company and recorded $443,308 into income.

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

In April of 2016 our company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation in which we had planned to build a portfolio of lithium mineral property royalties.   Also in April of 2016 Lithium Royalty Corp. staked a lithium property consisting of a block of mineral claims that became known as the North Big Smoky Property.  On May 13, 2016 Lithium Royalty Corp. sold the North Big Smoky property to 1069934 Nevada Ltd., retaining a Net Smelter Royalty.  On April 28, 2017, the Company entered into an Assignment Agreement with Lithium Royalty Corp. for the assignment of the residual interest in the North Big Smoky Property and the subsidiary was subsequently voluntarily dissolved with the Nevada Secretary of State with an effective date of April 28, 2017.

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

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C.  Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then has a  Subsequent Earn-In option to purchase Lithium Corporation's  remaining 20% working interest within one year of earning the 80% by paying the  Company a further  $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional  $1,000,000.  Should the Purchaser elect  not  to  exercise  the  Subsequent  Earn-In,  a  joint  venture  will  be established.  During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal agreement.  Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire  1032701 B.C.  Ltd and the right to acquire the Fish Lake Valley Property.  Menika Mining completed the acquisition of 1032701 B.C. and changed their name to American Lithium Corp.  They fulfilled the initial obligations of the Fish Lake  Valley Earn-In-Agreement in April of 2016, and all year 1 and year 2 anniversary obligations have been met.  To date, we have received $300,000 and have received 480,000 common shares (effectively 210,000 shares subsequent to a 10:1 reverse split and then a 2:1 forward split) in relation to the Fish Lake option agreement.  The Purchaser indicated in early April that they would not be consummating the purchase and on May 02, 2019 Lithium Corporation received a formal relinquishment of the Purchasers right to earn any interest in the property.

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services.  To date we have contributed an additional $31,700 to Summa, LLC.

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

American Lithium Corporation conducted confirmation shallow brine sampling on the property, and drilled two exploratory wells off the playa area in 2016.  They recently completed a short seismic survey adjacent to the Company’s claims here, and attempted to drill a hole on the Company’s claims but were unsuccessful due to wet ground conditions.  American Lithium issued a formal relinquishment of the Purchasers right to earn any interest in the property on May 2, 2019.

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

American Lithium Corp did not conduct any appreciable exploration work on this prospect, and the Company waived the $100,000 exploration expenditure provision for Year 1 of the option agreement.  In early June 2018 the Company was notified that American Lithium was allowing the option earn-in to lapse.  The Company recently received a drilling permit from the BLM in Winnemucca, for up to 3 RC drill holes here, and the Company was intent on drilling these in 2019, however should the Fish Lake Valley property be returned to the Company it is likely that all resources will be focused on that property in the short term.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants.  We have received expressions of interest from a couple of mining or exploration companies, but have currently not entered into an agreement on this property.  Also Summa has listed a number of surface lots for sale through MLS .

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, Nickle - Cobalt and Rare Earth Element mineralization, as well as evaluating opportunities brought to our company by third parties.

Additionally our company is ramping up its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

We had a net loss of $83,518 for the three month period ended March 31, 2019, which was $3,186 less than the net loss of $86,704 for the three month period ended March 31, 2018.  Results have remained consistent between the two periods.  Investor relations fees fell in the three month period ended March 31, 2019, while professional fees, and transfer agent and filing fees increased relative to that period in 2018.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Change Between Three Month Period Ended March 31, 2019 and March 31, 2018

Professional fees	$13,150	$9,971	$3,179
Exploration expenses	-	3,094	(3,094)
Consulting fees	30,000	30,000	-
Insurance expense	5,201	4,495	706
Investor relations	17,863	28,042	(10,179)
Transfer agent and filing fees	4,711	2,319	2,392
Travel	447	4,172	(3,725)
General and administrative	2,248	490	1,758
Other loss (income)	9,898	4,121	5,777
Net loss (income)	$83,518	$86,704	$(3,186)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2019 reflects current assets of $555,517.  We had cash in the amount of $491,270 and working capital in the amount of $108,548 as of March 31, 2019. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At March 31, 2019	At December 31, 2018

Current assets	$555,517	$648,212
Current liabilities	446,969	456,194
Working capital (deficit)	$108,548	$192,018

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended March 31,
	2019	2018

Net cash (used in) operating activities	$(53,759)	$(58,952)
Net cash provided by investing activities	(10,000)	100,000
Net cash provided by financing activities	-	120,050
Net increase (decrease) in cash during period	$(63,759)	$161,098

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019 was $53,759, an decrease of $5,193 from the $58,952 net cash outflow during the three months ended March 31, 2018.

Investing Activities

The Company used $10,000 in investing activity during the three months ended March 31, 2019 compared to $100,000 for the three months ended March 31, 2018.  This represents a decrease of $90,000 of investment activities between the two periods.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2019 was $0 as compared to $120,050 in cash provided by financing activities during the three months ended March 31, 2018.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	200,000
Travel	30,000
Total	$420,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $491,270 as of March 31, 2019, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31, 2019 and 2018, respectively.

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

LITHIUM CORPORATION
(Registrant)

Dated: May 15, 2019	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)