Form 10-Q
period 2019-06-30
Lithium Corp
filed 2019-08-13
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 95,651,664 common shares issued and outstanding as of August 12, 2019

LITHIUM CORPORATION

FORM 10-Q

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended June 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	June 30,2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$455,528	$555,029
Marketable securities	-	771
Deposits	700	700
Prepaid expenses	39,485	91,712
Total Current Assets	495,713	648,212

OTHER ASSETS
Mineral properties	377,663	377,663

TOTAL ASSETS	$873,376	$1,025,875

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,425	$12,886
Allowance for optioned properties	-	443,308

TOTAL CURRENT LIABILITIES	15,425	456,194

TOTAL LIABILITIES	15,425	456,194

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 95,651,644 and
95,651,644 common shares outstanding, respectively	95,652	95,652
Additional paid in capital	4,322,347	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated other comprehensive income	-	(771)
Accumulated deficit	(4,120,676)	(4,408,175)
TOTAL STOCKHOLDERS' EQUITY	857,951	569,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$873,376	$1,025,875

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	6,839	10,841	19,989	20,812
Exploration expenses	7,078	3,741	7,078	6,835
Consulting fees	30,000	24,000	60,000	54,000
Insurance expense	1,734	4,965	6,935	9,460
Investor relations	19,526	43,286	37,389	71,328
Transfer agent and filing fees	2,571	6,984	7,282	9,303
Travel	439	4,008	886	8,180
General and administrative expenses	3,223	3,727	5,471	4,217
TOTAL OPERATING EXPENSES	71,410	101,552	145,030	184,135

LOSS FROM OPERATIONS	(71,410)	(101,552)	(145,030)	(184,135)

OTHER INCOME (EXPENSES)
Loss on sale of marketable securities	(919)	-	(919)	-
Gain on sale of mineral property	443,308	202,901	443,308	202,901
Change in fair value of marketable securities	-	(826)	-	(4,968)
Loss on investment	-	-	(10,000)	-
Interest income	38	20	140	41
TOTAL OTHER INCOME (EXPENSE)	442,427	202,095	432,529	197,974

INCOME (LOSS) BEFORE INCOME TAXES	371,017	100,543	287,499	13,839

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$371,017	$100,543	$287,499	$13,839

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	95,651,644	93,744,201	95,651,644	92,073,139

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity (Deficit)

				Additional	Additional
			Additional	Paid-in	Paid-in	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Loss	Deficit	Equity

Balance, December 31, 2017	89,368,553	$89,369	$3,760,095	$369,115	$191,513	$-	$(4,303,682)	$106,410

Stock issued on stock warrant exercise	3,724,000	3,724	275,561	-	-	-	-	279,285
Stock issued on stock option exercise	1,250,000	1,250	42,000	-	-	-	-	43,250
Stock issued mineral property acquisition	400,000	400	145,600	-	-	-	-	146,000
Stock issued for cash	909,091	909	99,091	-	-	-	-	100,000
Other comprehensive loss	-	-	-	-	-	(771)	-	(771)
Net loss	-	-	-	-	-	-	(104,493)	(104,493)

Balance, December 31, 2018	95,651,644	95,652	4,322,347	369,115	191,513	(771)	(4,408,175)	569,681

Realized loss on sale of marketable securities	-	-	-	-	-	771	-	771
Net income	-	-	-	-	-	-	287,499	287,499

Balance, June 30, 2019 (unaudited)	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$-	$(4,120,676)	$857,951

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$287,499	$13,839
Adjustment to reconcile net income to net cash used in operating activities
Loss on investment in Summa, LLC	10,000	-
Change in fair value of marketable securities	-	4,968
Gain on sale of marketable securities	919	-
Gain on sale of mineral property	(443,308)	(202,901)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	52,227	(4,352)
Increase (decrease) in accounts payable and accrued liabilities	2,539	(5,725)
Net Cash Used in Operating Activities	(90,124)	(194,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment in Summa, LLC	(10,000)	-
Cash from sale of marketable securities	623	-
Cash from properties	-	100,000
Net Cash Provided by (Used in) Investing Activities	(9,377)	100,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from warrants/options exercise	-	300,035
Net Cash Provided by Financing Activities	-	300,035

Increase (Decrease) in cash	(99,501)	205,864
Cash, beginning of period	555,029	326,092
Cash, end of period	$455,528	$531,956

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Shares issued as consideration for mineral property option	$-	$146,000

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Notes to the Financial Statements
June 30, 2019

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2019 and 2018, or the twelve months ended December 31, 2018.

Income per Share
Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $480,288  as at June 30, 2019 (2018: $192,018) and has used $90,124 (2018: $194,171) of cash in operations for the six months ended June 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$455,528	$-	$-
Total Assets	455,528	-	-
Liabilities
Total Liabilities	-	-	-
	$455,528	$-	$-

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$555,029	$-	$-
Marketable securities	771	-	-
Total Assets	555,800	-	-
Liabilities
Total Liabilities	-	-	-
	$555,800	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2018	$771
Disbursements	(771)

Balance, June 30, 2019	$-

The Company classifies it’s marketable securities as available for sale.

During the six months ended June 30, 2019, the Company sold 10 shares of Ablemarle Corporation held using the cost basis for cash proceeds of $623 for a realized loss of $919.

During the three and six months ended June 30, 2019, the Company realized a loss on sale of marketable securities of $196 and $919 respectively.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Bonds	$9,381	$9,381
Transfer agent fees and filing fees	7,932	13,124
Insurance	-	6,935
Office Misc.	-	6,000
Investor relations	22,172	56,272
Total prepaid expenses	$39,485	$91,712

Note 6 - Mineral Properties

Yeehaw and Melissa Properties

On March 17, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia.  To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 400,000 common shares (issued) on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   As at June 30, 2019, the Company has recorded $217,668 (2018: $217,668) in acquisition costs related to the Yeehaw and Melissa properties.
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

As at June 30, 2019, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of June 30, 2019 and December 31, 2018.

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

As of June 30, 2019, the Company has received $330,000 and 240,000 common shares (valued at $113,308) in relation to the option agreement.  The Company recorded $443,308 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the period ended June 30, 2019, the Company received notification that the purchaser had returned the property and, as such, $443,308 was taken into income.

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

Summa, LLC

During the six months ended June 30, 2019, the Company invested $10,000 to maintain its 25% interest in Summa, LLC.  As Summa, LLC’s profitability has yet to be determined, the Company has recorded a full allowance on the investment.  Summa, LLC’s sole asset is its interest in the Hughes Claims in Nevada.

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

As of June 30, 2019, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The Company recorded $202,901 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the year ended December 31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

As of June 30, 2019, the Company has received $330,000 and 240,000 common shares (valued at $113,308) in relation to the option agreement.  The Company recorded $443,308 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the period ended June 30, 2019, the Company received notification that the purchaser had returned the property and, as such, $443,308 was taken into income.

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

During the six months ended June 30, 2019, there was no activity in the Company’s common stock.

There were 95,651,644 shares of common stock issued and outstanding as of June 30, 2019 (2018: 95,651,644).

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

The table below outlines the change in warrants for the year-ended December 31, 2018 and 2017 and the six months ended June 30, 2019:

Number

Balance, December 31, 2017	3,724,000
Exercised	(3,724,000)
Balance, December 31, 2018 and June 30, 2019	-

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

On March 15, 2013, all pre-existing options were modified to exercise prices of $0.045. The modification resulted in stock-based compensation of $8,848. Also on March 15, 2013, the Company issued an additional 200,000 options at an exercise price of $0.045 to consultants for management services.  These options were vested on the date of grant and resulted in stock-based compensation of $7,794.  During the six months ended June 30, 2018, 100,000 options were exercised for proceeds of $4,500.

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

Risk free interest rate	1.15%
Expected dividend yield	0%
Expected stock price volatility	163%
Expected life of options	4.90 years

The following table summarizes the stock options outstanding at June 30, 2019:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2019

November 12, 2014	100,000	$0.045	November 12, 2019	100,000

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $30,000 and $60,000 to related parties for the three and six months ended June 30, 2019 (2018: $30,000 and $60,000).

Note 10 - Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2019 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Our current operational focus is to conduct exploration activities on our Fish Lake Valley, and San Emidio lithium-brine properties in Nevada, and our Yeehaw titanium/rare earth element, and BC Sugar flake graphite properties in British Columbia.  Also we generate additional prospects for our exploration portfolio, and evaluate third-party prospects for acquisition on a continuous basis.

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

Also in the general area of the Michael property the Yeehaw property has been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.  The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which includes an interval that is mineralized with approximately 0.75% Total Rare Earth Elements (TREE’s). Preliminary geological, and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017, and follow-up work in May of 2018, and June of 2019.

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

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C.  Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then has a  Subsequent Earn-In option to purchase Lithium Corporation's  remaining 20% working interest within one year of earning the 80% by paying the  Company a further  $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional  $1,000,000.  Should the Purchaser elect  not  to  exercise  the  Subsequent  Earn-In,  a  joint  venture  will  be established.  During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal agreement.  Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire  1032701 B.C.  Ltd and the right to acquire the Fish Lake Valley Property.  Menika Mining completed the acquisition of 1032701 B.C. and changed their name to American Lithium Corp.  They fulfilled the initial obligations of the Fish Lake  Valley Earn-In-Agreement in April of 2016, and all year 1 and year 2 anniversary obligations have been met.  To date, we have received $300,000 and have received 480,000 common shares (effectively 210,000 shares subsequent to a 10:1 reverse split and then a 2:1 forward split) in relation to the Fish Lake option agreement.  The Purchaser has indicated that they will not be consummating the purchase and on May 02, 2019 Lithium Corporation received a formal relinquishment of the Purchasers right to earn any interest in the property.

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

Our company intends to continue identifying additional lithium properties in Nevada and to conduct exploration on our British Columbia properties, while resuming exploration at San Emidio, and tracking progress at Fish Lake Valley. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of Howard Hughes’ Summa Corp. mineral lands, while generating new prospects and evaluating property submittals for option or purchase.

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

In 2016 we signed an Exploration Earn-In Agreement with 1032701 B.C. Ltd., a private British Columbia company with respect to our Fish Lake Valley lithium brine property.

1032701 B.C. Ltd., could have acquired an initial 80% undivided interest in the Fish Lake Valley property through the payment of an aggregate of US$300,000 in cash, completing a Going Public Transaction on or before May 6, 2016, and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 400,000 common shares in the capital of the Resulting Issuer as follows: (i) within five Business Days following the effective date,

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

The Optionee had to make qualified exploration or development expenditures on the property of $200,000 before the first anniversary, an additional $300,000 before the second anniversary, an additional $600,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, terms will be negotiated for the Optionee to purchase our 20% interest in the property for $1,000,000, at which point our interest would revert to a 2 1/2% Net Smelter Royalty (NSR). The Optionee may then elect at any time to purchase one half of our NSR for $1,000,000.

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

American Lithium Corp did not conduct any appreciable exploration work on this prospect, and the Company waived the $100,000 exploration expenditure provision for Year 1 of the option agreement.  In early June 2018 the Company was notified that American Lithium was allowing the option earn-in to lapse.  The Company recently received a drilling permit from the BLM in Winnemucca, for up to 3 RC drill holes here, and the Company was intent on drilling these in 2019, however as the Fish Lake Valley property has been recently returned to the Company we are looking to allocate the bulk of our resources on that property for the short term.

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

Recently research has been conducted on the Hughes properties, focusing on the Tonopah area where reporting in the 1980’s, indicate that over 2.175 million tons of mine dumps and mill tailings exist at surface on Summa’s properties that contain in the order of 3.453 million ounces of silver, and 28,500 ounces of gold. In addition to this easily extractable surficial resource, other reports indicate that 300 - 500,000 tons of mineralized material is expected to remain at depth in old workings on Summa’s properties, which is believed to contain an average 20 ounces silver and 0.20 ounces gold per ton. Also several partially tested exploration targets have been identified on Summa’s Tonopah claims, where further work could potentially lead to a marked increase in known underground resources.  The Company participated in the creation of a NI 43-101 compliant report on the property, and is currently also participating in the writing of a new report that focuses primarily on the dumps and tailings here.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

We had net income of $371,017 for the three month period ended June 30, 2019, which was $270,474 more than the net income of $100,543 for the three month period ended June 30, 2018.  The change in our results over the two periods is primarily the result of an increase in the gain on the sale of mineral property during the comparative period.  Investor relations fees, professional fees and transfer agent and filing fees fell in the three month period ended June 30, 2019, while consulting fees and exploration expenses increased relative to that period in 2018.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change Between Three Month Period Ended June 30, 2019 and June 30, 2018

Professional fees	$6,839	$10,841	$(4,002)
Exploration expenses	7,078	3,741	3,337
Consulting fees	30,000	24,000	6,000
Insurance expense	1,734	4,965	(3,231)
Investor relations	19,256	43,286	(23,760)
Transfer agent and filing fees	2,571	6,984	(4,413)
Travel	439	4,008	(3,569)
General and administrative	3,223	3,727	(504)
Other loss (income)	(442,427)	(202,095)	(240,332)
Net loss (income)	$(371,017)	$(100,543)	$(270,474)

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

We had net income of $287,499 for the six month period ended June 30, 2019, which was $273,660 more than the net income of $13,839 for the six month period ended June 30, 2018. The change in our results over the two periods is primarily the result of an increase in the gain on the sale of mineral property during the comparative period.  Investor relations fees, insurance expense and transfer agent and filing fees fell in the six month period ended June 30, 2019, while exploration expenses, consulting fees and general and administrative expenses increased relative to that period in 2018.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change Between Six Month Period Ended June 30, 2019 and June 30, 2018

Professional fees	$19,989	$20,812	$(823)
Exploration expenses	7,078	6,835	243
Consulting fees	60,000	54,000	6,000
Insurance expense	6,935	9,460	(2,525)
Investor relations	37,389	71,328	(33,939)
Transfer agent and filing fees	7,282	9,303	(2,021)
Travel	886	8,180	(7,294)
General and administrative	5,471	4,217	1,254
Other loss (income)	(432,529)	(197,974)	(234,555)
Net loss (income)	$(287,499)	$(13,839)	$(273,660)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2019 reflects current assets of $495,713.  We had cash in the amount of $455,528 and working capital in the amount of $480,288 as of June 30, 2019. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2019	At December 31, 2018

Current assets	$495,713	$648,212
Current liabilities	(15,425)	(456,194)
Working capital	$480,288	$192,018

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

		Six Months Ended
		June 30,
	2019		2018

Net cash (used in) operating activities	$(90,124)		$(194,171)
Net cash provided by investing activities	(9,377)		100,000
Net cash provided by financing activities		-	300,035
Net increase (decrease) in cash during period	$(99,501)		$205,864

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 was $90,124, a decrease of $104,047 from the $194,171 net cash outflow during the six months ended June 30, 2018.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2019 was $9,377 compared to $100,000 cash provided by investing activities during the six months ended June 30, 2018.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2019 was $0 as compared to $300,035 in cash provided by financing activities during the six months ended June 30, 2018.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	100,000
Travel	30,000
Total	$320,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.   Due to our current cash position of approximately $455,528 as of June 30, 2019, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2019 and 2018, respectively.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2 filed on December 21, 2007)
3.3	Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)
3.4	Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on October 2, 2009)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2009 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2009)

Exhibit Number	Description

(10)	Material Contracts
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

LITHIUM CORPORATION
(Registrant)

Dated: August 12, 2019	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)