Form 10-Q
period 2019-09-30
Lithium Corp
filed 2019-11-14
CIK 1415332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 95,651,644 common shares issued and outstanding as of November 14, 2019

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$397,383	$555,029
Marketable securities	-	771
Deposits	700	700
Prepaid expenses	19,704	91,712
Total Current Assets	417,787	648,212

OTHER ASSETS
Mineral properties	390,200	377,663

TOTAL ASSETS	$807,987	$1,025,875

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,640	$12,886
Allowance for optioned properties	-	443,308
TOTAL CURRENT LIABILITIES	11,640	456,194

TOTAL LIABILITIES	11,640	456,194

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 95,651,644 and 95,651,644 common shares outstanding, respectively	95,652	95,652
Additional paid in capital	4,322,347	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated other comprehensive income	-	(771)
Accumulated deficit	(4,182,280)	(4,408,175)

TOTAL STOCKHOLDERS' EQUITY	796,347	569,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$807,987	$1,025,875

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	7,500	6,245	27,489	27,057
Exploration expenses	6,320	8,553	13,398	15,388
Consulting fees	25,000	30,000	85,000	84,000
Insurance expense	-	5,202	6,935	14,662
Investor relations	19,250	32,500	56,639	103,828
Transfer agent and filing fees	1,037	4,338	8,319	13,641
Travel	1,022	1,485	1,908	9,665
General and administrative expenses	1,475	2,022	6,946	6,239
TOTAL OPERATING EXPENSES	61,604	90,345	206,634	274,480

LOSS FROM OPERATIONS	(61,604)	(90,345)	(206,634)	(274,480)

OTHER INCOME (EXPENSES)
Loss on sale of marketable securities	-	(2,667)	(919)	(2,667)
Gain on sale of mineral property	-	-	443,308	202,901
Change in fair value of marketable securities	-	4,968	-	-
Loss on investment	-	-	(10,000)	-
Interest income	-	21	140	62
TOTAL OTHER INCOME (EXPENSE)	-	2,322	432,529	200,296

INCOME (LOSS) BEFORE INCOME TAXES	(61,604)	(88,023)	225,895	(74,184)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(61,604)	$(88,023)	$225,895	$(74,184)

Gain on change in fair value of marketable securities	$-	$54,486	$-	$54,486

OTHER COMPREHENSIVE INCOME (LOSS)	$(61,604)	$(33,537)	$225,895	$(19,698)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	95,651,644	94,638,410	95,651,644	92,936,091

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Deficit

				Additional	Additional
			Additional	Paid-in	Paid-in	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Loss	Deficit	Equity

Balance, December 31, 2017	89,368,553	$89,369	$3,760,095	$369,115	$191,513	$-	$(4,303,682)	$106,410

Stock issued on stock warrant exercise	3,724,000	3,724	275,561	-	-	-	-	279,285
Stock issued on stock option exercise	1,250,000	1,250	42,000	-	-	-	-	43,250
Stock issued mineral property acquisition	400,000	400	145,600	-	-	-	-	146,000
Stock issued for cash	909,091	909	99,091	-	-	-	-	100,000
Other comprehensive loss	-	-	-	-	-	(771)	-	(771)
Net loss	-	-	-	-	-	-	(104,493)	(104,493)

Balance, December 31, 2018	95,651,644	95,652	4,322,347	369,115	191,513	(771)	(4,408,175)	569,681

Realized loss on sale of marketable securities	-	-	-	-	-	771	-	771
Net income	-	-	-	-	-	-	225,895	225,895

Balance, September 30, 2019 (unaudited)	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$-	$(4,182,280)	$796,347

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$225,895	$(74,184)
Adjustment to reconcile net income to net cash used in operating activities
Loss on investment in Summa, LLC	10,000	-
Loss on sale of marketable securities	919	2,667
Gain on sale of mineral property	(443,308)	(202,901)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	72,008	33,695
Increase (decrease) in accounts payable and accrued liabilities	(1,246)	(5,378)
Net Cash Used in Operating Activities	(135,732)	(246,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for mineral properties	(12,537)	-
Cash paid for investment in Summa, LLC	(10,000)	-
Cash from sale of marketable securities	623	23,988
Cash from properties	-	100,000
Cash used for purchase of marketable securities	-	(1,005)
Net Cash Provided by (Used in) Investing Activities	(21,914)	122,983

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from warrants/options exercise	-	322,535
Net Cash Provided by Financing Activities	-	322,535

Increase (Decrease) in cash	(157,646)	199,417
Cash, beginning of period	555,029	326,092
Cash, end of period	$397,383	$525,509

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$-	$29,127
Shares issued as consideration for mineral property option	$-	$146,000
Change in fair value of marketable securities	$-	$54,486

The accompanying notes are an integral part of these financial statements.

Lithium Corporation
Notes to the Financial Statements
September 30, 2019

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2019 and 2018, or the twelve months ended December 31, 2018.

Income per Share
Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended September 30, 2019 or 2018.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $406,147 as at September 30, 2019 (2018: $192,018) and has used $135,732 (2018: $246,101) of cash in operations for the nine months ended September 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2019 and December 31, 2018, respectively:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$397,383	$-	$-
Total Assets	397,383	-	-
Liabilities
Total Liabilities	-	-	-
	$397,383	$-	$-

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$555,029	$-	$-
Marketable securities	771	-	-
Total Assets	555,800	-	-
Liabilities
Total Liabilities	-	-	-
	$555,800	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2018	$771
Disbursements	(771)
Balance, September 30, 2019	$-

The Company classifies it’s marketable securities as available for sale.

During the nine months ended September 30, 2019, the Company sold 10 shares of Ablemarle Corporation held using the cost basis for cash proceeds of $623 for a realized loss of $919.

During the three and nine months ended June 30, 2019, the Company realized a loss on sale of marketable securities of $Nil and $919 respectively.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2019 and December 31, 2018:

	Sepotember 30, 2019	December 31, 2018

Bonds	$9,381	$9,381
Transfer agent fees and filing fees	4,401	13,124
Insurance	-	6,935
Office Misc.	-	6,000
Investor relations	5,922	56,272
Total prepaid expenses	$19,704	$91,712

Note 6 - Mineral Properties

Yeehaw and Melissa Properties
On March 17, 2017, the Company entered into an agreement whereby the Company had the option to acquire mineral properties in Revelstoke, and Trail Creek Mining Divisions British Columbia.  To acquire the properties, the Company  had to issue 1,000,000 common shares on March 1, 2017 (issued) and 400,000 common shares (issued) on the anniversary of the agreement.  The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000.   The option culminated in 2018 with Lithium Corporation retaining only the Yeehaw property. As at September 30, 2019, the Company has recorded $217,668 (2018: $217,668) in acquisition costs related to the Yeehaw and Melissa properties.

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

As at September 30, 2019, the Company has recorded $449,301 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $172,393 as of September 30, 2019 and December 31, 2018.  During the nine months ended September 30, 2019, the Company incurred $12,537 in mineral claim maintenance costs which have been included in mineral properties.

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

As of September 30, 2019, the Company has received $330,000 and 240,000 common shares (valued at $113,308) in relation to the option agreement.  The Company recorded $443,308 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the period ended June 30, 2019, the Company received notification that the purchaser had returned the property and, as such, $443,308 was taken into income.

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

Summa, LLC

During the nine months ended September 30, 2019, the Company invested $10,000 to maintain its 25% interest in Summa, LLC.  As Summa, LLC’s profitability has yet to be determined, the Company has recorded a full allowance on the investment.  Summa, LLC’s sole asset is its interest in the Hughes Fee mineral lands in Nevada.

Staked Properties

The Company has staked claims with various registries as summarized below:

Name	Claims	Cost	Impairment	Net Carry Value

San Emidio	20 (1,600 acres)	$11,438	$(11,438)	$0
BC Sugar	8019.41 (hectares)	$21,778	(21,778)	$0

The Company performs an impairment test on an annual basis to determine whether a write-down is necessary with respect to the properties. The Company believes no circumstances have occurred and no evidence has been uncovered that warrant a write-down of the mineral properties other than those abandoned by management and thus included in write-down of mineral properties.

On May 3, 2016, the Company entered into an agreement with respect to the San Emidio Property whereby the purchaser could have earned an 80% interest in the property for payments of $100,000, 30,000 shares (post 10:1 rollback and 2:1 split) and work performed on the property over the next three years totaling $600,000.  Should these terms had been met, the purchaser had the ability to purchase the remaining 20% of the property for $1,000,000 in which case te Company would have retained a 2.5% NSR on the property.
As of September 30, 2019, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The Company recorded $202,901 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the year ended December 31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

As of September 30, 2019, the Company has received $330,000 and 240,000 common shares (valued at $113,308) in relation to the option agreement.  The Company recorded $443,308 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the nine months ended September 30, 2019, the Company received notification that the purchaser had returned the property and, as such, $443,308 was taken into income.

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

As of September 30, 2019, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the year ended December 31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

During the nine months ended September 30, 2019, there was no activity in the Company’s common stock.

There were 95,651,644 shares of common stock issued and outstanding as of September 30, 2019 (December 31, 2018: 95,651,644).

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

The table below outlines the change in warrants for the year-ended December 31, 2018 and 2017 and the nine months ended September 30, 2019:

Number

Balance, December 31, 2017	3,724,000
Exercised	(3,724,000)
Balance, December 31, 2018 and September 30, 2019	-

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

The following table summarizes the stock options outstanding at September 30, 2019:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2019

November 12, 2014	100,000	$0.045	November 12, 2019	100,000

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $25,000 and $85,000 to related parties for the three and nine months ended September 30, 2019 (2018: $30,000 and $84,000).

Note 10 - Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2019 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Lithium Corporation and our now defunct wholly-owned subsidiary Lithium Royalty Corp., a Nevada company, unless otherwise indicated.

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

Also in the general area of the Michael property the Yeehaw property had been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.  The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which includes an interval that is mineralized with approximately 0.75% Total Rare Earth Elements (TREE’s). Preliminary geological, and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017, follow-up work in May of 2018, and more work in June and October of 2019.

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

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C.  Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then has a  Subsequent Earn-In option to purchase Lithium Corporation's  remaining 20% working interest within one year of earning the 80% by paying the  Company a further  $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional  $1,000,000.  Should the Purchaser elect  not  to  exercise  the  Subsequent  Earn-In,  a  joint  venture  will  be established.  During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal agreement.  Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire  1032701 B.C.  Ltd and the right to acquire the Fish Lake Valley Property.  Menika Mining completed the acquisition of 1032701 B.C. and changed their name to American Lithium Corp.  They fulfilled the initial obligations of the Fish Lake  Valley Earn-In-Agreement in April of 2016, and all year 1 and year 2 anniversary obligations have been met.  To date, we have received $300,000 and have received 480,000 common shares (effectively 210,000 shares subsequent to a 10:1 reverse split and then a 2:1 forward split) in relation to the Fish Lake option agreement.  The Company received formal relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019.

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

On February 20, 2015, our company signed a letter of intent with Kingsmere Mining Ltd., which was the preliminary step whereby Kingsmere, or their appointee, could choose to buy or option our company’s lithium brine properties in Nevada. The letter allowed for a due diligence and election period until April 1, 2015 with closing by April 15, 2015. The terms of the letter of intent with Kingsmere were subsequently extended to May 31, 2015.  Our company and Kingsmere were not able to reach an agreement and a press release notifying the public was issued on June 23, 2015.

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

Fish Lake Valley Property

Fish Lake Valley is a lithium enriched playa (also known as a salar, or salt pan), which is located in northern Esmeralda County in west central Nevada, and the property is roughly centered at 417050E 4195350N (NAD 27 CONUS). We currently hold eighteen, 80-acre Association Placer claims that cover approximately 1,440 acres (582.75 hectares). Lithium-enriched Tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be amenable to extraction by evaporative methods. Our claim block here has expanded and contracted twice, at times when the lithium market has contracted, and the prudent thing to do would be to only maintain essential claims, in order to preserve capital.

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

We signed an Exploration Earn-In Agreement in February 2016 with 1032701 B.C. Ltd., a private British Columbia company with respect to our Fish Lake Valley lithium brine property.

1032701 B.C. Ltd., had the option to acquire an initial 80% undivided interest in the Fish Lake Valley property through the payment of an aggregate of US$300,000 in cash, completing a Going Public Transaction on or before May 6, 2016, and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 400,000 common shares in the capital of the Resulting Issuer as follows: (i) within five Business Days following the effective date,

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

The Optionee had to make qualified exploration or development expenditures on the property of $200,000 before the first anniversary, an additional $300,000 before the second anniversary, an additional $600,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, terms were to be negotiated for the Optionee to purchase our 20% interest in the property for $1,000,000, at which point our interest would revert to a 2 1/2% Net Smelter Royalty (NSR). The Optionee may then elect at any time to purchase one half of our NSR for $1,000,000.

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

American Lithium Corporation conducted confirmation shallow brine sampling on the property, and drilled two exploratory wells off the playa area in 2016.  In Summer 2018 they reportedly completed a short seismic survey adjacent to the Company’s claims here, and attempted to drill a hole on the Company’s claims but were unsuccessful due to wet ground conditions.  On April 30th 2019 American Lithium issued formal relinquishment of Purchasers right to earn the interest under the agreement.

San Emidio Property

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011. The four, 80-acre, Association Placer claims currently held here cover an area of approximately 320 acres (129.50 hectares). The claim block has expanded and contracted a couple of times, in accordance with the state of the Lithium market. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

American Lithium Corp did not conduct any appreciable exploration work on this prospect, and the Company waived the $100,000 exploration expenditure provision for Year 1 of the option agreement.  In early June 2018 the Company was notified that American Lithium was allowing the option earn-in to lapse.  The Company received a drilling permit from the BLM in Winnemucca, for up to 3 RC drill holes here, and the Company was intent on drilling these in 2019, however since the return of the Fish Lake Valley property the Company has determined that its resources would better be utilized in moving that property along.

BC Sugar Flake Graphite Property

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company’s common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks in the general area of the BC Sugar prospect are similar to the host rocks in the area of the Crystal Graphite deposit 55 miles (90 kms) to the southeast. Over the past three years the claim block here has been strategically decreased, and the Company currently holds one tenure encompassing 203 acres (82.23 hectares).

The BC Sugar property is within in the Shushwap Metamorphic Complex, in a geological environment favorable for the formation of flake graphite deposits, and is in an area of excellent logistics, with a considerable network of logging roads within the project area. Additionally the town of Lumby is approximately 19 miles (30 kms) to the south of the property, while the City of Vernon is only 30 miles (50 kms) to the southwest of the western portions of the claim block.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants.  We have received expressions of interest from a couple of mining or exploration companies, but have currently not entered into an agreement on this property.  Also Summa has listed a number of surface lots for sale through MLS.  The Company contributed significant resources to the preparation of an NI 43-101 compliant report on the Tonopah prospect in Spring 2019, and most recently conducted a tailings re-sampling program on the Belmont mill tailings that will eventually be used in the preparation of an NI 43-101compliant surface resource estimation.

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, nickle - cobalt and Rare Earth Element mineralization, as well as evaluating a wide range of opportunities brought to our company by third parties.

Additionally our company continues its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

We had net loss of $61,604 for the three month period ended September 30, 2019, which was $26,419 less than the net loss of $88,023 for the three month period ended September 30, 2018.  The change in our results over the two periods is primarily the result of a decrease in consulting fees, insurance expense and investor relations fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change Between Three Month Period Ended September 30, 2019 and September 30, 2018

Professional fees	$7,500	$6,245	$1,255
Exploration expenses	6,320	8,553	(2,233)
Consulting fees	25,000	30,000	(5,000)
Insurance expense	-	5,202	(5,202)
Investor relations	19,250	32,500	(13,250)
Transfer agent and filing fees	1,037	4,338	(3,301)
Travel	1,022	1,485	(463)
General and administrative	1,475	2,022	(547)
Other loss (income)	-	(2,322)	2,322
Net loss (income)	$61,604	$88,023	$(26,419)

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

We had net income of $225,895 for the nine month period ended September 30, 2019, which was $300,079   more than the net loss of $74,184 for the nine month period ended September 30, 2018. The change in our results over the two periods is primarily the result of a gain on sale of mineral property that was realized in the current period and a decrease in insurance expense, investor relations, transfer agent and filing fees and travel.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change Between Nine Month Period Ended September 30, 2019 and September 30, 2018

Professional fees	$27,489	$27,057	$432
Exploration expenses	13,398	15,388	(1,990)
Consulting fees	85,000	84,000	1,000
Insurance expense	6,935	14,662	(7,727)
Investor relations	56,639	103,828	(47,189)
Transfer agent and filing fees	8,319	13,641	(5,322)
Travel	1,908	9,665	(7,757)
General and administrative	6,946	6,239	707
Other loss (income)	(432,529)	(200,296)	(232,233)
Net loss (income)	$(225,895)	$74,184	$(300,079)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2019 reflects current assets of $417,787.  We had cash in the amount of $397,383 and working capital in the amount of $406,147 as of September 30, 2019. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2019	At December 31, 2018

Current assets	$417,787	$648,212
Current liabilities	11,640	456,194
Working capital	$406,147	$192,018

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018

Net cash (used in) operating activities	$(135,732)	$(246,101)
Net cash provided by investing activities	(21,914)	122,983
Net cash provided by financing activities	-	322,535
Net increase (decrease) in cash during period	$(157,646)	$199,417

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 was $135,732, an decrease of $110,369 from the $246,101 net cash outflow during the nine months ended September 30, 2018.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2019 was $21,914, which was a $144,897 change from the $122,983 cash provided by investing activities during the nine months ended September 30, 2018.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 was $Nil  as compared to $322,535  in cash provided by financing activities during the nine months ended September 30, 2018.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$190,000
Exploration expenses	200,000
Travel	30,000
Total	$420,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month.  Due to our current cash position of approximately $xxx,524 as of October 31, 2019, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2019 and 2018, respectively.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

LITHIUM CORPORATION
(Registrant)

Dated: November 14, 2019	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)