Form 10-K
period 2019-12-31
Lithium Corp
filed 2020-03-18
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Common Stock, $0.001 par value

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,843,435 based on a $0.082 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 95,651,644 common shares as of March 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Tables of Contents

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

Tables of Contents

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company’s capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $16,700 to Summa, LLC.

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

In April of 2016, our Company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation and was the entity through which we had planned to build a portfolio of lithium mineral properties. Also that April Lithium Royalty Corp. acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smoky Property through a Property Acquisition Agreement with 1069934 Nevada Ltd. (“Purchaser”) a private company. Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the “Purchaser Parent”, 1069934 B.C. Ltd. Lithium Royalty Corp. retained a 2.5% Net Smelter Royalty (“Vendor NSR”) on the North Big Smoky Property and the Purchaser had the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%. By agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. (successor of 1069934) for $3,000, which was to be paid to Lithium Corporation upon completion of a $500,000 financing, or by October 27, 2017 whichever occured the earliest. The Company received the compensation under the agreement on November 2, 2017. The North Big Smoky claims were abandoned by the Purchaser in 2017 and as a result the Company’s NSR interest in the property was extinguished.

On February 16, 2017, we issued a news release announcing that we had signed a letter of intent with Nevada Sunrise Gold Corp., (“NEV” (TSX-V - NEV, OTC - NVSGF)) with respect to our Salt Wells lithium-in-brine prospect located in Churchill County Nevada. Under the terms of the agreement NEV was to earn a 100% interest in the property subject to a 2% Net Smelter Royalty (NSR), and by making staged payments of cash and shares over the next two years. Issues arose with respect to the claim block and Nevada Sunrise’s understanding of the placement of the block, and ultimately it was determined that the Company would be best served by cancelling the agreement and refunding the money (minus bank fees) that Nevada Sunrise had sent. An informal letter agreement releasing the parties of all obligations save for the Area of Mutual Interest clause was executed by both parties on May 5, 2017 and funds in the amount of $24,950 were returned to NEV.

Tables of Contents

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares have been issued and the Yeehaw property has been transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization. The company staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Additional work was performed on the property in 2019 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters.

Tables of Contents

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C. Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada. On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement. The terms of the Earn-In Agreement allow 1032701 to earn an 80% interest in Fish Lake Valley for payments over two years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property over three years in the amount of $1,100,000. 1032701 then has a Subsequent Earn-In option to purchase Lithium Corporation’s remaining 20% working interest within one year of earning the 80% by paying the Company a further $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1032701 for an additional $1,000,000. Should the Purchaser elect not to exercise the Subsequent Earn-In, a joint venture will be established. During the Joint Venture, should either party be diluted below a 10% working interest - their interest in the property will revert to a 7.5% Net Smelter Royalty. The first tranche of cash and shares are to be issued within 60 days of the signing of the formal agreement. Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire 1032701 B.C. Ltd and the right to acquire the Fish Lake Valley Property. Menika Mining completed the acquisition of 1032701 B.C. and fulfilled the initial obligations of the Fish Lake Valley Earn-In-Agreement in April of 2016. Meninka later changed their name to American Lithium. While the Purchaser did comply with all terms of the agreement with respect to cash and share payments it did not meet the expenditure level necessary with respect to its work commitment on the property, and the Company received formal notice of the relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and has a net book value of $Nil.

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement are; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the next three years to earn an 80% interest in the property. 1067323 then had a subsequent Earn-In option to purchase Lithium Corporation’s remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at that point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1067323 for an additional $1,000,000. Should the Purchaser elect not to exercise the Subsequent Earn-In, a joint venture would have been established. 1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016. The Company waived the work requirement for the first year and received 100,000 shares of American Lithium Corp. in May of 2017. To date, we have received $100,000 and 300,000 common shares in relation to the San Emidio option agreement. During the period ended June 30, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income. During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the properties and has a net book value of $Nil.

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

Risks Related to our Company

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $346,260 as of December 31, 2019. At December 31, 2019, we had working capital of $350,555. We incurred a net loss of $219,897 for the year ended December 31, 2019. We estimate our average monthly operating expenses to be approximately $28,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

American Lithium Corp. subsequently acquired 100% of 1032701 BC, and currently maintains 1032701 as a fully owned subsidiary. A formal option agreement was entered into, effective March 31, 2016. An amendment to the agreement was entered into on the 14th of February 2018 whereby American Lithium will issue the 10,000 post consolidation “Agreement Year” shares to Lithium Corporation as mandated by the agreement, as well as a further 80,000 shares in consideration for Lithium Corporation agreeing to extend the work commitment date for Year 2 of the agreement to September 30, 2018. We had received all money, and common shares issuable in relation to the Fish Lake Valley option agreement, but the Purchaser did not satisfy the work commitment per the terms of the agreement, and issued formal notice of the relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and has a net book value of $Nil.

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

Tables of Contents

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

The Company has re-permitted and bonded three drill sites on the property, and is currently considering drilling the property some time in 2020.

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

Tables of Contents

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

Tables of Contents

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

West Kirkland Mining has been working on the development of their 75% owned project in Tonopah, most recently drilling to increase the resource at the Three Hills gold/silver deposit where they intend to kick-off their mining efforts in the future. To that end they have bought an additional six patented mining claims here recently, and have also negotiated an agreement to procure rights for the water that they will need for processing. Presently the reserve at their Hasbrouck/Three Hills/Hill of Gold project stands at 45.3 million tons containing 762,000 ounces gold, and 10.6 million ounces Silver. Coeur Mines and partner Idaho North Resources drilled in the Klondyke area to the south of Tonopah (the same area where Summa holds several patented mining claims that arise from the Hughes acquisition), and have done some drilling recently in Tonopah on a prospect they have optioned adjacent and to the west of Summa’s holdings. In 2018 Coeur Mines also conducted drilling on Ely Gold’s claims to the west of Summa’s property on Patented claims that were once a portion of the Hughes holdings here. Although it has been reported that they intersected 5’ of 20 opt Ag, 0.3 opt Au, Coeur dropped their interest in this property. Recently Ely Gold entered into an agreement to purchase a further 75 patented claims adjacent to their Tonopah West prospect, and again announced on February 25, 2020 that they have signed a purchase/option agreement with Blackrock Gold Corp on the property. Under the terms of the agreement Blackrock is to pay $3,000,000 by April 01, 2020, and Ely will retain a 3% Nets Smelter Royalty on the property. Slightly further afield Gemfield Resources LLC., (a subsidiary of Waterton Global Resource Management) has recently completed the re-routing of Highway 95 south of Tonopah to facilitate the imminent mining of their 1.5 million ounce Au deposit near Goldfield Nevada.

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property immediately after the court awarded Summa ownership in 2013, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants. The subsequent appeal of this verdict was quashed later in 2018, and there has been no further action on that account. Summa signed a Letter of Intent on January 14, 2020 with respect to the Tonopah property whereby 1237025 BC Ltd, can earn a 100% interest in the property (subject to a 1.0% Net Smelter Royalty or NSR) by paying $400,000 in cash, issuing $400,000 in shares, and incurring $1.5 million in exploration expenditures in stages over the next 5 years. The Optionee would also have the right to purchase ¼ of the NSR for $1,500,000, and the further right to purchase a further ¼ of the NSR for $2,500,000. Summa anticipates the signing of the definitive agreement by March 14, 2020.

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

Tables of Contents

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

Lithium Corporation conducted fieldwork on the Michael, and Yeehaw properties during summer 2017. At Yeehaw a 30 meter wide structure was discovered that is anomalous for titanium and Rare Earth Elements, while soil sampling at Michael detected an anomaly that is greater than 800 meters in length that exhibits increased Tantalum-Niobium plus Rare Earth Element mineralization. The Company has dropped any further interest in both the Michael and Three Valley Gap properties, and has earned its 100% interest in the Yeehaw property. Field work on the Yeehaw property in Spring 2018 discovered a further zone of Ti/REE enrichment, and additional work was performed on the property in 2019 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters. The Company is currently assessing options for field season 2020 work here.

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

Lithium Corporations interest in the Tonopah Hughes property through its ownership of 25% of Summa, LLC was challenged in 2015. On March 13, 2018 Summa was victorious in a “Quiet Title” ruling set out in the Fifth Judicial District Court where Judge Wanker ruled that Summa’s claim to title in the contested claims was superior to that of any other entity that has come forward with a claim to date. An appeal of that decision filed later in 2018 was denied by the courts, and no further actions have since been filed.

Tables of Contents

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2019	$0.056	$0.051
September 30, 2019	$0.068	$0.062
June 30, 2019	$0.089	$0.08
March 31, 2019	$0.122	$0.111
December 31, 2018	$0.12	$0.103
September 30, 2018	$0.185	$0.17
June 30, 2018	$0.274	$0.258
March 31, 2018	$0.24	$0.15
December 31, 2017	$0.2855	$0.276

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On March 18, 2020, the shareholders’ list showed 52 registered shareholders with 95,651,644 common shares outstanding.

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

Tables of Contents

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2019:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	4,155,000
Total	Nil	Nil	4,155,000

Convertible Securities

As of December 31, 2019, we had no outstanding options to purchase any shares of our common stock.

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

Tables of Contents

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019.

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

Our net cash from financing activities during the year ended December 31, 2019 was $Nil as compared to $422,535 during the year ended December 31, 2018.

Tables of Contents

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative Expenses	150,000
Exploration Expenses	120,000
Travel	30,000
Total	300,000

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

Results of Operations - Twelve Months Ended December 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2019, which are included herein.

Our operating results for the twelve months ended December 31, 2019, for the twelve months ended December 31, 2018 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2019	Twelve Month Period Ended December 31, 2018	Change Between Twelve Month Periods Ended December 31, 2019 and December 31, 2018
Revenue	$-	$-	$-
Professional fees	35,185	39,618	(4,433)
Exploration expenses	15,899	16,698	(799)
Consulting fees	107,500	124,000	(16,500)
Insurance expense	6,935	19,863	(12,928)
Investor relations	67,161	116,434	(49,273)
Transfer agent and filing fees	12,920	18,742	(5,822)
Travel	7,228	15,962	(8,734)
General and administrative	9,398	10,312	(914)
Writedown of mineral property	390,200	-	390,2000
Interest (income)	(140)	(102)	(38)
Change in fair value of marketable securities	-	-
Gain on sale of marketable securities	919	(54,133)	55,052
Gain on sale of mineral property	(443,308)	(202,901)	(240,407)
Loss on investment	10,000	-	10,000
Net loss	$219,897	$104,493	$115,404

Tables of Contents

Our financial statements report a net loss of $219,897 for the twelve month period ended December 31, 2019 compared to a net loss of $104,493 for the twelve month period ended December 31, 2018. Our losses have increased by $115,404, primarily as a result of a write-down of mineral properties of $390,200 offset by a an increase gain on sale of mineral property of $240,407 and decreases in operating expenses.

Our operating expenses for the year ended December 31, 2019 were $262,226 compared to $361,629 as of December 31, 2018. The decrease in operating expenses was across the board as the Company looked to mitigate expenditures.

Liquidity and Financial Condition

Working Capital

	At December 31, 2019	At December 31, 2018
Current assets	$367,464	$648,212
Current liabilities	16,909	456,194
Working capital (deficiency)	$350,555	$192,018

Cash Flows

	Year Ended
	December 31
	2019	2018
Net cash (used in) operating activities	$(186,855)	$(393,594)
Net cash (used in) investing activities	(21,914)	199,996
Net cash (used in) financing activities	-	422,535
Net increase (decrease) in cash during period	$(208,769)	$228,937

Tables of Contents

Our total current liabilities as of December 31, 2019 were $16,909 as compared to total current liabilities of $456,194 as of December 31, 2018. The decrease was a result of a decrease in the allowance for option properties as a result of the Company realizing income upon termination of the property option agreement in 2019.

Operating Activities

Net cash used in operating activities was $186,855 for the year ended December 31, 2019 compared with net cash used in operating activities of $393,594 in the same period in 2018.

Investing Activities

Net cash used in investing activities was $21,914 for the year ended December 31, 2019 compared to net cash provided by investing activities of $199,996 in the same period in 2018.

Financing Activities

Net cash provided by financing activities was $Nil for the year ended December 31, 2019 compared to $422,535 in financing activities in the same period in 2018.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2019, our company had a net loss of $219,897 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tables of Contents

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies. An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Financial Instruments

The Company’s financial instruments consist of cash, deposits, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Tables of Contents

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Recent Accounting Pronouncements

Leases (Topic 842). In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company choose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet but it did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

The Company did not have a cumulative effect on adoption prior to January 1, 2019.

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

Tables of Contents

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

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

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

Item 8. Financial Statements and Supplementary Data

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andStockholders of Lithium Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 2 to the financial statements, in past years, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC.

We have served as the Company’s auditor since 2016.

Houston, TX

March 18, 2020

Tables of Contents

LITHIUM Corporation

Balance Sheets

ASSETS
	December 31, 2019	December 31, 2018
CURRENT ASSETS
Cash	$346,260	$555,029
Marketable securities	-	771
Deposits	700	700
Prepaid expenses	20,504	91,712
Total Current Assets	367,464	648,212

OTHER ASSETS
Mineral properties	-	377,663

TOTAL ASSETS	$367,464	$1,025,875

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,909	$12,886
Allowance for optioned properties	-	443,308

TOTAL CURRENT LIABILITIES	16,909	456,194

TOTAL LIABILITIES	16,909	456,194

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 95,651,644 and 95,651,644 common shares outstanding, respectively	95,652	95,652
Additional paid in capital	4,322,347	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated other comprehensive income	-	(771)
Accumulated deficit	(4,628,072)	(4,408,175)

TOTAL STOCKHOLDERS' EQUITY	350,555	569,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$367,464	$1,025,875

The accompanying notes are an integral part of these financial statements.

Tables of Contents

LITHIUM Corporation

Statements of Operations

(unaudited)

	Year-ended December 31, 2019	Year-ended December 31, 2018

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	35,185	39,618
Exploration expenses	15,899	16,698
Consulting fees	107,500	124,000
Insurance expense	6,935	19,863
Investor relations	67,161	116,434
Transfer agent and filing fees	12,920	18,742
Travel	7,228	15,962
General and administrative expenses	9,398	10,312
Writedown of mineral property	390,200	-
TOTAL OPERATING EXPENSES	652,426	361,629

LOSS FROM OPERATIONS	(652,426)	(361,629)

OTHER INCOME (EXPENSES)
Gain (Loss) on sale of marketable securities	(919)	54,133
Gain on sale of mineral property	443,308	202,901
Loss on investment	(10,000)	-
Interest income	140	102
TOTAL OTHER INCOME (EXPENSE)	432,529	257,136

INCOME (LOSS) BEFORE INCOME TAXES	(219,897)	(104,493)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(219,897)	$(104,493)

Gain on change in fair value of marketable securities	$-	$(771)

OTHER COMPREHENSIVE INCOME (LOSS)	$(219,897)	$(105,264)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,651,644	93,590,672

The accompanying notes are an integral part of these financial statements.

Tables of Contents

LITHIUM Corparation

Statements of Stockholders' Deficit

				Additional	Additional
			Additional	Paid-in	Paid-in	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Loss	Deficit	Equity

Balance, December 31, 2017	89,368,553	$89,369	$3,760,095	$369,115	$191,513	$-	$(4,303,682)	$106,410

Stock issued on stock warrant exercise	3,724,000	3,724	275,561	-	-	-	-	279,285
Stock issued on stock option exercise	1,250,000	1,250	42,000	-	-	-	-	43,250
Stock issued mineral property acquisition	400,000	400	145,600	-	-	-	-	146,000
Stock issued for cash	909,091	909	99,091	-	-	-	-	100,000
Other comprehensive loss	-	-	-	-	-	(771)	-	(771)
Net loss	-	-	-	-	-	-	(104,493)	(104,493)

Balance, December 31, 2018	95,651,644	95,652	4,322,347	369,115	191,513	(771)	(4,408,175)	569,681

Realized loss on sale of marketable securities	-	-	-	-	-	771	-	771
Net income	-	-	-	-	-	-	(219,897)	(219,897)

Balance, December 31, 2019	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$-	$(4,628,072)	$350,555

The accompanying notes are an integral part of these financial statements.

Tables of Contents

LITHIUM Corporation

Statements of Cash Flows

	Year-ended December 31, 2019	Year-ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$(219,897)	$(104,493)
Adjustment to reconcile net income to net cash used in operating activities
Loss on investment in Summa, LLC	10,000	-
Loss on sale of marketable securities	919	(54,133)
Gain on sale of mineral property	(443,308)	(202,901)
Writedown of mineral property	(390,200)	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	71,208	(35,875)
Increase (decrease) in accounts payable and accrued liabilities	4,023	3,808
Net Cash Used in Operating Activities	(967,255)	(393,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for mineral properties	767,863	(137)
Cash paid for investment in Summa, LLC	(10,000)	-
Cash from sale of marketable securities	623	100,133
Cash from properties	-	100,000
Net Cash Provided by (Used in) Investing Activities	758,486	199,996

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from warrants/options exercise	-	322,535
Shares issued for cash	-	100,000
Net Cash Provided by Financing Activities	-	422,535

Increase (Decrease) in cash	(208,769)	228,937
Cash, beginning of period	555,029	326,092
Cash, end of period	$346,260	$555,029

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$-	$29,127
Shares issued as consideration for mineral property option	$-	$146,000
Urealized loss on marketable securities	$-	$771

The accompanying notes are an integral part of these financial statements.

Tables of Contents

Lithium Corporation

Notes to the Financial Statements

December 31, 2019

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for year ended December 31, 2019 or 2018.

Tables of Contents

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Financial Instruments

The Company’s financial instruments consist of cash, deposits, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

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

Recent Accounting Pronouncements

Leases (Topic 842). In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company choose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet but it did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

Tables of Contents

The Company did not have a cumulative effect on adoption prior to January 1, 2019.

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

Tables of Contents

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $350,555 (2018: 192,018) as at December 31, 2019 and has used $186,855 (2018: $393,594) of cash in operations for the year ended December 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Tables of Contents

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2019 and 2018, respectively:

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$346,260	$-	$-
Marketable securities	-	-	-
Total Assets	346,260	-	-
Liabilities
Total Liabilities	-	-	-
	$346,260	$-	$-

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$555,029	$-	$-
Marketable securities	771	-	-
Total Assets	555,800	-	-
Liabilities
Total Liabilities	-	-	-
	$555,800	$-	$-

Tables of Contents

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2018	$771
Disbursements	(771)

Balance, December 31, 2019	$-

The Company classifies it’s marketable securities as available for sale.

During year ended December 31, 2019, the Company sold 10 shares of Ablemarle Corporation held using the cost basis for cash proceeds of $623 for a realized loss of $919.

During the year ended December 31, 2019, the Company realized a loss on sale of marketable securities of $919 respectively.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Bonds	$9,381	$9,381
Transfer agent fees	11,123	13,124
Insurance	-	6,935
Office Misc.	-	6,000
Investor relations	-	56,272
Total prepaid expenses	$20,504	$91,712

Note 6 - Mineral Properties

Yeehaw and Melissa Properties

On March 17, 2017, the Company entered into an agreement whereby the Company has the option to acquire mineral properties in Revelstoke, British Columbia. To acquire the properties, the Company must issue 1,000,000 common shares on March 1, 2017 (issued) and 400,000 common shares (issued) on the anniversary of the agreement. The properties are subject to a 1% NSR, which may be purchased by the Company for $500,000. As at December 31, 2018, the Company had recorded $217,668 in acquisition costs related to the Yeehaw and Melissa properties. During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the properties and has a net book value of $Nil.

Tables of Contents

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

5th Disbursement: within 10 days of June 30, 2010 (paid)

6th Disbursement: within 10 days of September 30, 2010 (paid)

7th Disbursement: within 10 days of December 31, 2010 (paid)

8th Disbursement: within 10 days of March 31, 2011 (paid)

As at December 31, 2018, the Company has recorded $436,764 in acquisition costs related to the Fish Lake Property and associated impairment of $276,908 related to abandonment of claims. The carrying value of the Fish Lake Property was $159,859 as of December 31, 2018. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and has a net book value of $Nil.

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

As of December 31, 2019, the Company has received $330,000 and 240,000 common shares (valued at $112,267) in relation to the option agreement. The $443,308 had been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations. During the year-ended December 31, 2019, the property was returned to the Company and $443,308 was taken into income.

Staked Properties

The Company has staked claims with various registries as summarized below:

Name	Claims		Cost	Impairment	Net Carry Value
San Emidio	20	(1,600acres)	$11,438	$(11,438)	$0
Cherryville/BC Sugar	8019.41	(hectares)	$21,778	(21,778)	$0

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

Tables of Contents

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

As of December 31, 2019, the Company has received $330,000 and 240,000 common shares (valued at $112,267) in relation to the option agreement. The $443,308 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations. During the year ended December 31, 2019, the Company received notification that the purchaser had returned the property and, as such, $443,308 was taken into income.

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

Tables of Contents

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

There were 95,651,644 shares of common stock issued and outstanding as of December 31, 2019 (2018: 95,651,644).

Warrants

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

During the year-ended December 31, 2018, the Company received proceeds of $210,300 from the exercise of warrants.

The table below outlines the change in warrants for the years-ended December 31, 2019 and 2018:

Number
Balance, December 31, 2017	3,724,000
Exercised	(3,724,000)

Balance, December 31, 2018 and 2019	-

Tables of Contents

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $120,000 to related parties for the year ended December 31, 2019 (2018: $120,000).

Note 10 – Income Taxes

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $4,628,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Federal income tax benefit attributable to:
Current operations	$219,897	$537,475
Less: valuation allowance	(219,897)	(537,475)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (2018: 21%) of significant items comprising our net deferred tax amount is as follows at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax asset attributable to:
Net operating loss carryover	$971,797	$925,619
Less: valuation allowance	(971,797)	(925,619)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,628,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Tables of Contents

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

Note 12 - Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2019 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

Tables of Contents

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2019 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was ineffective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Tables of Contents

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Tables of Contents

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Heldwith the Company	Age	Date First Elected or Appointed
Tom Lewis	President, Treasurer, Secretary and Director	65	August 25, 2009
James Brown	Director	56	December 19, 2012
Brian Goss	Director	41	May 30, 2014

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

James Brown - Director

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years’ experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Altura Mining Limited (ASX: AJM) an Australian listed company focused primarily on developing the Pilgangoora lithium deposit in Western Australia. Mr. Brown has overseen the growth of Altura from $10 million to $156 million in market capitalization. James is a member of the Australian Institute of Company Directors (MAICD).

Tables of Contents

Brian Goss –Director

Brian Goss has acted as a director of our company since May 30, 2014. Mr. Goss acted as president, treasurer, secretary and director of our company since August 13, 2014. Mr. Goss resigned as president, treasurer and secretary of our company on February 7. 2017. Mr. Goss served as president, chief executive officer, chief financial officer, treasurer and a director of Graphite Corp. July 9, 2012 through August 12, 2014. Mr. Goss graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003. Mr. Goss worked the 2002-2003 field seasons for Kennecott Exploration during the early exploration stages of the Eagle Project, a Duluth Type high grade nickel and copper deposit in Michigan’s Upper Peninsula. At the end of 2003, he moved to Northeast Nevada to explore for Carlin Type gold deposits. From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company, Centerra Gold Inc., on the REN deposit where the exploration team drilled deep exploration holes using pre-collars with core tails to contribute to the expansion of the +1 million ounce gold deposit that was subsequently taken over by Barrick Gold. Mr. Goss also held several other project geologist positions before founding Rangefront Geological in early 2008. Mr. Goss has built Rangefront into a premier geological services company that caters to a large spectrum of clients in the mining and minerals exploration industries, and also is a director and officer of several Canadian publicly listed companies.

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

Tables of Contents

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

Tables of Contents

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 201912. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Tables of Contents

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Nameand Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings($)	All Other Compensa-tion($)		Total($)
Tom Lewis(1)	2019	Nil	Nil	Nil	Nil	Nil	Nil	120,000	(2)	120,000
President, Treasurer,Secretary, and Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	120,000		120,000	(2)
Brian Goss(3)	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
Director, Former President, Treasurer, Secretary	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil

(1)	Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis resumed his positions of President, Chief Financial Officer and Treasurer on February 7, 2017
(2)	Mr. Lewis provides consulting services to our company as needed in relation to administration, project generation, and exploration of our company’s properties.
(3)	Mr. Goss has acted as a director of our company since May 30, 2014 and served as president, treasurer and secretary of our company from August 13, 2014 until February 7, 2017.

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

Tables of Contents

2019 Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year End

None.

Option Exercises and Stock Vested

None.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2018:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Lewis(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James Brown(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Brian Goss(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis resumed his positions as president, Chief Financial Officer and treasurer on February 7, 2017.
(2)	James Brown was appointed as a director of our company on December 19, 2012.
(3)	Brian Goss has acted as a director of our company since May 30, 2014. Mr. Goss was appointed as president, treasurer and secretary of our company on August 13, 2014. Mr. Goss resigned as president, treasurer and secretary on February 7, 2017.

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

Tables of Contents

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 26, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Tom Lewis(2) PO Box 2053 Richland, WA 99352	7,000,000 Common Shares		7.29%
James Brown(3) Apartment Pearl Garden, Unit No. Wp00606 Jl. Jen. Gatot Subroto Kav 5-7 Jakarta 12930 Indonesia	Nil		0%
Brian Goss(4) 1031 Railroad Street Suite 102B Elko, NV 89801	500,000	(5)	0.52%
Directors and Executive Officers as a Group	8,000,000 Common Shares		7.81%
John Hiner 9443 Axlund Road Lynden, WA 98264	9,970,000 Common Shares		10.39%
Altura Lithium Pty. Ltd. P.O. Box 4088 Springfield, Qld., 4300 Australia	11,000,000 Common Shares		11.47%

Shareholders Holding Over 5%	20,470,000 Common Shares		21.34%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2016. As of March 15, 2016 there were 74,911,408 shares of our company’s common stock issued and outstanding.
(2)	Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis resumed his positions as president, Chief Financial Officer and treasurer on February 7, 2017.
(3)	James Brown was appointed as a director of our company on December 19, 2012.
(4)	Mr. Goss has acted as a director of our company since May 30, 2014 and was appointed as president, treasurer and secretary of our company on August 13, 2014. Mr. Goss resigned as president, treasurer and secretary on February 7, 2017.

Tables of Contents

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Audit Fees	$12,250	$16,500
Audit Related Fees	Nil	Nil
Tax Fees	$1,500	$6,000
All Other Fees	Nil	Nil
Total	$13,750	$15,800

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

Tables of Contents

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

Tables of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LITHIUM CORPORATION
(Registrant)
Dated: March 18, 2020	"Tom Lewis"
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2020	"Tom Lewis"
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: March 18, 2020	"Brian Goss"
Brian Goss
Director
Dated: March 18, 2020	"James Brown"
James Brown
Director

