Form 10-Q
period 2020-03-31
Lithium Corp
filed 2020-05-15
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	LTUM	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 95,651,644 common shares issued and outstanding as of May 15, 2020.

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	March 31, 2020	December 31, 2019
	(unaudited)
CURRENT ASSETS
Cash	$298,022	$346,260
Deposits	700	700
Prepaid expenses	19,504	20,504
Total Current Assets	318,226	367,464

TOTAL ASSETS	$318,226	$367,464

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,844	$16,909

TOTAL CURRENT LIABILITIES	12,844	16,909

TOTAL LIABILITIES	12,844	16,909

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 95,651,644 and 95,651,644 common shares outstanding, respectively	95,652	95,652
Additional paid in capital	4,322,347	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(4,673,245)	(4,628,072)

TOTAL STOCKHOLDERS' EQUITY	305,382	350,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$318,226	$367,464

 The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	11,650	13,150
Consulting fees	22,500	30,000
Insurance expense	-	5,201
Investor relations	-	17,863
Transfer agent and filing fees	4,565	4,711
Travel	3,083	447
General and administrative expenses	3,375	2,248
TOTAL OPERATING EXPENSES	45,173	73,620

LOSS FROM OPERATIONS	(45,173)	(73,620)

OTHER INCOME (EXPENSES)
Loss on investment	-	(10,000)
Interest income	-	102
TOTAL OTHER INCOME (EXPENSE)	-	(9,898)

INCOME (LOSS) BEFORE INCOME TAXES	(45,173)	(83,518)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(45,173)	$(83,518)

Gain on change in fair value of marketable securities	$-	$48

OTHER COMPREHENSIVE INCOME (LOSS)	$(45,173)	$(83,470)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,651,644	95,651,644

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation

Statements of Stockholders' Deficit

				Additional	Additional
			Additional	Paid-in	Paid-in	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Loss	Deficit	Equity

Balance, December 31, 2018	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(771)	$(4,408,175)	$569,681

Realized loss on sale of marketable securities	-	-	-	-	-	771	-	771
Net loss	-	-	-	-	-	-	(219,897)	(219,897)

Balance, December 31, 2019	95,651,644	95,652	4,322,347	369,115	191,513	-	(4,628,072)	350,555

Net loss	-	-	-	-	-	-	(45,173)	(45,173)

Balance, March 31, 2020 (unaudited)	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$-	$(4,673,245)	$305,382

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$(45,173)	$(83,518)
Adjustment to reconcile net income to net cash used in operating activities
Loss on investment in Summa, LLC	-	10,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	1,000	28,984
Increase (decrease) in accounts payable and accrued liabilities	(4,065)	(9,225)
Net Cash Used in Operating Activities	(48,238)	(53,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment in Summa, LLC	-	(10,000)
Net Cash Provided by (Used in) Investing Activities	-	(10,000)

Increase (Decrease) in cash	(48,238)	(63,759)
Cash, beginning of period	346,260	555,029
Cash, end of period	$298,022	$491,270

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Urealized loss on marketable securities	$-	$48

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

March 31, 2020

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2020 and 2019, or the twelve months ended December 31, 2019.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended March 31, 2020 and 2019.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $305,382 as at March 31, 2020 (December 31, 2019: $350,555) and has used $48,238 (2019: $53,759) of cash in operations for the three months ended March 31, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2020 and December 31, 2019, respectively:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$298,022	$-	$-
Total Assets	298,022	-	-
Liabilities
Total Liabilities	-	-	-
	$298,022	$-	$-

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$346,260	$-	$-
Total Assets	346,260	-	-
Liabilities
Total Liabilities	-	-	-
	$346,260	$-	$-

Note 4 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2020 and December 31, 2019:

	September 30, 2019	December 31, 2018
Bonds	$9,381	$9,381
Transfer agent fees and filing fees	10,123	11,123
Total prepaid expenses	$19,504	$20,504

Note 5 - Mineral Properties

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

As of March 31, 2020, the Company has received $330,000 and 240,000 common shares (valued at $112,267) in relation to the option agreement. The $443,308 had been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations. During the year-ended December 31, 2019, the property was returned to the Company and $443,308 was taken into income.

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

As of March 31, 2020, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement. The Company recorded $202,901 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations. During the year ended December 31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

Note 6 – Allowance for Optioned Properties

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

As of March 31, 2020, the Company has received $330,000 and 240,000 common shares (valued at $113,308) in relation to the option agreement. The Company recorded $443,308 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations. During the year ended December 31, 2019, the Company received notification that the purchaser had returned the property and, as such, $443,308 was taken into income.

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

As of March 31, 2020, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement. The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations. During the year ended December 31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

Note 7 - Capital Stock

The Company is authorized to issue 300,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

Common Stock

During the three months ended March 31, 2020, there was no activity in the Company’s common stock.

There were 95,651,644 shares of common stock issued and outstanding as of March 31, 2020 (December 31, 2019: 95,651,644).

Note 8 – Related Party Transactions

The Company paid consulting fees totaling $22,500 to related parties for the three months ended March 31, 2020 (2019: $30,000).

Note 9 - Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2020 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares have been issued and the Yeehaw property has been transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization. The company has staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Work in 2019 discovered the extension to the west of the mineralized structure, and also similar mineralized float was found to the east that possibly indicates it strikes under cover in that direction also.

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

On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smoky Property through a Property Acquisition Agreement with the private company 1069934 Nevada Ltd. (“Purchaser”). Consideration paid to Lithium Royalty Corp. consisted of $10,000.00, reimbursement of staking and filing fees, 300,000 shares in the “Purchaser Parent”, 1069934 B.C. Ltd., Lithium Royalty Corp. retained a 2.5% Net Smelter Royalty (“Vendor NSR”) on the North Big Smoky Property and the Purchaser has the right to purchase up to one-half (50%) of the Vendor NSR for $1,000,000 to reduce the Vendor NSR to 1.25%. On September 16, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. (successor of 1069934) by an agreement dated Sept 13th, 2017 for $3,000. Lithium Corporation was compensated on November 02, 2017.

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

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement are; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the next three years to earn an 80% interest in the property. 1067323 then has a subsequent Earn-In option to purchase Lithium Corporation’s remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at that point our company would retain a 2.5% Net Smelter Royalty, half of which may be purchased by 1067323 for an additional $1,000,000. Should the Purchaser elect not to exercise the Subsequent Earn-In, a joint venture will be established. 1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016. The Company waived the work requirement for the first year and received 100,000 shares of American Lithium Corp. in May of 2017. During the period ended June 30, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company’s capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 to Summa, LLC. Summa recently signed an option agreement with 1237025 Nevada Ltd., under which 1237025 undertakes to explore the property, pay $400,000 in cash and $400,000 in shares and incur $1.5 million in exploration expenditures. Summa will retain a 1% Net Smelter Royalty, one half of which 1237025 may purchase for $4 million.

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

American Lithium Corporation conducted confirmation shallow brine sampling on the property, and drilled two exploratory wells off the playa area in 2016. In Summer 2018 they reportedly completed a short seismic survey adjacent to the Company’s claims here, and attempted to drill a hole on the Company’s claims but were unsuccessful due to wet ground conditions. On April 30th 2019 American Lithium issued formal relinquishment of Purchasers right to earn the interest under the agreement. The company continues to assess its options with respect to this property, and has recently submitted samples to a lithium processing company based in California to assess it’s suitability for processing utilizing their proprietary technique.

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

Summa recently signed an option agreement with 1237025 Nevada Ltd., under which 1237025 undertakes to explore the property, pay $400,000 in cash and $400,000 in shares and incur $1.5 million in exploration expenditures in installments over the next five years. Summa will retain a 1% Net Smelter Royalty, one half of which 1237025 may purchase for $4 million.

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, nickle - cobalt and Rare Earth Element mineralization, as well as evaluating a wide range of opportunities brought to our company by third parties.

Additionally our company continues its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

We had net loss of $45,173 for the three month period ended March 31, 2020, which was $38,297 less than the net loss of $83,470 for the three month period ended March 31, 2019. The change in our results over the two periods is primarily the result of a decrease in consulting fees, insurance expense and investor relations fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change

Professional fees	$11,650	$13,150	$(1,500)
Consulting fees	22,500	30,000	(7,500)
Insurance expense	-	5,201	(5,201)
Investor relations	-	17,863	(17,863)
Transfer agent and filing fees	4,565	4,711	(146)
Travel	3,083	447	2,636
General and administrative	3,375	2,248	1,127
Other loss (income)	-	9,898	(9,898)
Change in fair value of marketable securities	-	(48)	48
Net loss (income)	$45,173	$83,470	$(38,297)

Liquidity and Capital Resources

Our balance sheet as of March 31, 2020 reflects current assets of $318,226. We had cash in the amount of $298,022 and working capital in the amount of $305,382 as of March 31, 2020. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2020	December 31, 2019

Current assets	$318,226	$367,464
Current liabilities	12,844	16,909
Working capital	$305,382	$350,555

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net cash (used in) operating activities	$(48,238)	$(53,759)
Net cash (used in) investing activities	-	(10,000)
Net (decrease) in cash during period	$(48,238)	$(63,759)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2020 was $48,238, a decrease of $5,521 from the $53,759 net cash outflow during the three months ended March 31, 2019.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2020 was $nil, which was a $10,000 change from the $10,000 cash used in investing activities during the three months ended March 31, 2019.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$170,000
Exploration expenses	100,000
Travel	30,000
Total	$300,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $298,022 as of March 31, 2020, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Financial Instruments

Our company’s financial instruments consist of cash, deposits, prepaid expenses, and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity and capacity of prompt liquidation of such assets and liabilities, the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Our company is currently evaluating the impact of adopting this standard.

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

No Unregistered sales of Equity Securities.

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

______________

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM CORPORATION
(Registrant)

Dated: May 15, 2020	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

