Form 10-Q
period 2020-09-30
Lithium Corp
filed 2020-11-16
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

__________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	LTUM	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 95,651,644 common shares issued and outstanding as of November 10, 2020.

LITHIUM CORPORATION

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$221,790	$346,260
Deposits	700	700
Prepaid expenses	13,979	20,504
Total Current Assets	236,469	367,464

TOTAL ASSETS	$236,469	$367,464

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,901	$16,909

TOTAL CURRENT LIABILITIES	12,901	16,909

TOTAL LIABILITIES	12,901	16,909

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 95,651,644 and 95,651,644 common shares outstanding, respectively	95,652	95,652
Additional paid in capital	4,322,347	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(4,755,059)	(4,628,072)

TOTAL STOCKHOLDERS' EQUITY	223,568	350,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$236,469	$367,464

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,750	7,500	23,301	27,489
Exploration expenses	15,331	6,320	19,470	13,398
Consulting fees - related party	18,000	25,000	58,500	85,000
Insurance expense	-	-	-	6,935
Investor relations	-	19,250	-	56,639
Transfer agent and filing fees	5,629	1,037	14,742	8,319
Travel	522	1,022	3,660	1,908
General and administrative expenses	1,356	1,475	7,314	6,946
TOTAL OPERATING EXPENSES	45,588	61,604	126,987	206,634

LOSS FROM OPERATIONS	(45,588)	(61,604)	(126,987)	(206,634)

OTHER INCOME (EXPENSES)
Gain (Loss) on sale of marketable securities	-	-	-	(919)
Gain on sale of mineral property	-	-	-	443,308
Loss on investment	-	-	-	(10,000)
Interest income	-	-	-	140
TOTAL OTHER INCOME (EXPENSE)	-	-	-	432,529

INCOME (LOSS) BEFORE INCOME TAXES	(45,588)	(61,604)	(126,987)	225,895

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(45,588)	$(61,604)	$(126,987)	$225,895

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,651,644	95,651,644	95,651,644	95,651,644

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Loss	Deficit	Equity

Balance, December 31, 2018	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(771)	$(4,408,175)	$569,681

Realized loss on sale of marketable securities	-	-	-	-	-	771	-	771
Net loss	-	-	-	-	-	-	(219,897)	(219,897)

Balance, December 31, 2019	95,651,644	95,652	4,322,347	369,115	191,513	-	(4,628,072)	350,555

Net loss	-	-	-	-	-	-	(126,987)	(126,987)

Balance, September 30, 2020 (unaudited)	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$-	$(4,755,059)	$223,568

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(126,987)	$225,895
Adjustment to reconcile net income to net cash used in operating activities
Loss on investment in Summa, LLC	-	10,000
Loss on sale of marketable securities	-	919
Gain on sale of mineral property	-	(443,308)
Changes in assets and liabilities:
Decrease in prepaid expenses	6,525	72,008
Increase (decrease) in accounts payable and accrued liabilities	(4,008)	(1,246)
Net Cash Used in Operating Activities	(124,470)	(135,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for mineral properties	-	(12,537)
Cash paid for investment in Summa, LLC	-	(10,000)
Cash from sale of marketable securities	-	623
Net Cash Provided by (Used in) Investing Activities	-	(21,914)

Decrease in cash	(124,470)	(157,646)
Cash, beginning of period	346,260	555,029
Cash, end of period	$221,790	$397,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

September 30, 2020

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2020 and 2019, or the twelve months ended December 31, 2019.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended September 30, 2020 and 2019.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $223,568 as at September 30, 2020 (December 31, 2019: $350,555) and has used $124,470 (2019: $135,732) of cash in operations for the nine months ended September 30, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2020 and December 31, 2019, respectively:

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$221,790	$-	$-
Total Assets	221,790	-	-
Liabilities
Total Liabilities	-	-	-
	$221,790	$-	$-

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$346,260	$-	$-
Total Assets	346,260	-	-
Liabilities
Total Liabilities	-	-	-
	$346,260	$-	$-

Note 4 - Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2018
Bonds	$9,381	$9,381
Transfer agent fees and filing fees	3,000	11,123
Investor relations	1,598	-
Total prepaid expenses	$13,979	$20,504

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

As of September 30, 2020, the Company has received $330,000 and 240,000 common shares (valued at $112,267) in relation to the option agreement. The $443,308 had been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations. During the year-ended December 31, 2019, the property was returned to the Company and $443,308 was taken into income.

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

As of September 30, 2020, the Company has received $330,000 and 240,000 common shares (valued at $113,308) in relation to the option agreement.  The Company recorded $443,308 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the year ended December 31, 2019, the Company received notification that the purchaser had returned the property and, as such, $443,308 was taken into income.

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

As of September 30, 2020, the Company has received $100,000 and 40,000 common shares (valued at $102,901) in relation to the option agreement.  The $202,901 has been recorded as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.  During the year ended December 31, 2018, the Company received notification that the purchaser had returned the property and, as such, $202,901 was taken into income.

Note 7 - Capital Stock

The Company is authorized to issue 300,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

Common Stock

During the nine months ended September 30, 2020, there was no activity in the Company’s common stock.

There were 95,651,644 shares of common stock issued and outstanding as of September 30, 2020 (December 31, 2019: 95,651,644).

Note 8 – Related Party Transactions

The Company paid consulting fees totaling $18,000 and $58,500 to related parties for the three and nine months ended September 30, 2020 (2019: $25,000 and $85,000).

Note 9 - Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company's initial capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 to Summa, LLC. Summa recently signed an option agreement with 1237025 Nevada Ltd., (now Summa Silver Corp (CSE – SSVR) under which Summa undertakes to explore the property, pay $400,000 in cash and $400,000 in shares and incurs $1.5 million in exploration expenditures. Summa, LLC will retain a 1% Net Smelter Royalty, one half of which Summa Silver may purchase for $4 million. Summa Silver commenced drilling activities at the end of June 2020, and is currently still drilling on the property.

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

The Hughes Fee Title Lands

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

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

We had a net loss of $45,588 for the three month period ended September 30, 2020, which was $16,016 less than the net loss of $61,604 for the three month period ended September 30, 2019. The change in our results over the two periods is primarily the result of a decrease in consulting fees and investor relations offset by an increase in transfer agent and filoing fees and exploration expenses in relation to the comparative period.

	Three Months Ended Sep 30, 2020	Three Months Ended Sep 30, 2019	Change Between Three Month Period Ended Sep 30, 2020 and Sep 30, 2019
Professional fees	$4,750	$7,500	$(2,750)
Exploration expenses	15,331	6,320	9,011
Consulting fees	18,000	25,000	(7,000)
Investor relations	-	19,250	(19,250)
Transfer agent and filing fees	5,629	1,037	4,592
Travel	522	1,022	(500)
General and administrative	1,356	1,475	(119)
Net loss (income)	$45,588	$61,604	$(16,016)

NIne Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

We had a net loss of $126,987 for the nine month period ended September 30, 2020 compared to a net income of $225,895 during the nine months ended September 30, 2019. The change in our results over the two periods is primarily the result of a gain on sale of mineral property in the comparative period offset by a decrease in consulting fees, insurance expense and investor relations.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2020 and 2019:

	Nine Months Ended Sep 30, 2020	Nine Months Ended Sep 31, 2019	Change Between Nine Month Period Ended Sep 30, 2020 and Sep 30, 2019
Professional fees	$23,301	$27,489	$(4,188)
Exploration expenses	19,470	13,398	6,072
Consulting fees	58,500	85,000	(26,500)
Insurance expense	-	6,935	(6,935)
Investor relations	-	56,639	(56,639)
Transfer agent and filing fees	14,742	8,319	6,423
Travel	3,660	1,908	1,752
General and administrative	7,314	6,946	368
Other loss (income)	-	(432,529)	432,529
Net loss (income)	$126,987	$(225,895)	$352,882

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2020 reflects current assets of $236,469. We had cash in the amount of $221,790 and working capital in the amount of $223,568 as of September 30, 2020. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At Sep 30, 2020	At Dec 31, 2019
Current assets	$236,469	$367,464
Current liabilities	12,901	16,909
Working capital	$223,568	$350,555

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	Sep 30,
	2020	2019
Net cash (used in) operating activities	$(124,470)	$(135,732)
Net cash (used in) investing activities	-	(21,914)
Net cash provided by financing activities	-	-
Net (decrease) in cash during period	$(124,470)	$(157,646)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 was $124,470, a decrease of $11,262 from the $135,732 net cash outflow during the nine months ended September 30, 2019.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2020 was $Nil, which was a $21,914 change from the $21,914 cash used in investing activities during the three months ended September 30, 2019.

Financing Activities

The Company did not have financing activities during the nine months ended September 30, 2020 and 2019.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$120,000
Exploration expenses	50,000
Travel	30,000
Total	$200,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $17,000 per month. Due to our current cash position of approximately $221,790 as of September 30, 2020, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2020 and 2019, respectively.

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

LITHIUM CORPORATION
(Registrant)

Dated: November 16, 2020	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

