Form 10-K
period 2020-12-31
Lithium Corp
filed 2021-03-16
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,241,797 based on a $0.12 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 16, 2021, there were 97,408,375 common shares outstanding.

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

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Our company’s capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $16,700 in cash, and also over the years an indeterminate amount of casual geological expertise to Summa, LLC. In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and issued a check to the company for $6,000 in late December of that year.

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

Also in the general area of the Michael property, the Yeehaw property had been staked over a similar but lower amplitude tantalum/total rare earth elements (TREE’s) in stream sediment anomaly. Both properties are situated in the Eocene Coryell Batholith, and at the time it was thought that these anomalies may arise from either carbonatite or pegmatite type deposits. The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results. This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature later in July, and again in early October 2017. These examinations uncovered a zone roughly 30 meters wide which included an interval that is mineralized with approximately 0.75% TREE’s. While markedly anomalous it is not exceedingly enriched in TREE’s. However this zone may not be the “main event” in the area but a harbinger of bigger and better things, and also it is enriched in titanium (Ti), which could possibly be in the form of Perovskite, a mineral of considerable interest for the next generation of photo-voltaic cells. Preliminary geological and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017. The third property – Three Valley Gap, is in the Revelstoke Mining Division and is situated in a locale where several Nb-Ta enriched carbonatites have been noted to occur. A brief field program by Bormal in 2015 located one of these carbonatites, and concurrent soil sampling determined that the soils here are enriched with Nb-Ta over the known carbonatite, and indicated that there are other geochemical anomalies locally that may indicate that more carbonatites exist here and are shallowly buried.

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares have been issued and the Yeehaw property has been transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide lamprophyric dyke (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization. The company staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Additional work was performed on the property in 2019 and 2020 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters.

On February 16, 2016, we issued a news release announcing that our company has entered into a letter of intent with 1032701 B.C. Ltd. with respect to our Fish Lake Valley lithium brine property in Esmeralda County, Nevada. On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement. The terms of the Earn-In Agreement allowed 1032701 to earn an 80% interest in Fish Lake Valley for payments over three years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property over three years in the amount of $1,100,000. 1032701 then had a Subsequent Earn-In option to purchase Lithium Corporation’s remaining 20% working interest within one year of earning the 80% by paying the Company a further $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1032701 for an additional $1,000,000. Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire 1032701 B.C. Ltd and the right to acquire the Fish Lake Valley Property. Menika Mining completed the acquisition of 1032701 B.C. and fulfilled the initial obligations of the Fish Lake Valley Earn-In-Agreement in April of 2016. Meninka later changed their name to American Lithium. While the Purchaser did comply with all terms of the agreement with respect to cash and share payments it did not meet the expenditure level necessary with respect to its work commitment on the property, and the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and has a net book value of $Nil.

Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement were; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the following three years to earn an 80% interest in the property. 1067323 then had a subsequent Earn-In option to purchase Lithium Corporation’s remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at which point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1067323 for an additional $1,000,000. 1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016. The Company waived the work requirement for the first year and received extra shares of American Lithium Corp as consideration for the amendment to the Agreement. In June 2018, the Company received notification that the purchaser was relinquishing any right to earn an interest in the property and, as such, $202,901 was taken into income. During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the property which then had a net book value of $Nil.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $191,125 as of December 31, 2020. At December 31, 2020, we had working capital of $191,235. We incurred a net loss of $159,320 for the year ended December 31, 2020. We estimate our average monthly operating expenses to be approximately $15,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

American Lithium Corp. subsequently acquired 100% of 1032701 BC, and currently maintains 1032701 as a fully owned subsidiary. A formal option agreement was entered into, effective March 31, 2016. An amendment to the agreement was entered into on the 14th of February 2018 whereby American Lithium issued 10,000 post consolidation “Agreement Year” shares to Lithium Corporation as mandated by the agreement, as well as a further 80,000 shares in consideration for Lithium Corporation agreeing to extend the work commitment date for Year 2 of the agreement to September 30, 2018. We had received all money, and common shares issuable in relation to the Fish Lake Valley option agreement, but the Purchaser did not satisfy the work commitment per the terms of the agreement, and issued formal notice of the relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and has a net book value of $Nil.

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

Our company entered into an exploration earn-in agreement on the property on May 3, 2016 with 1067323 B.C. Ltd., wherein the Optionee was to pay an initial $100,000 and issue 100,000 shares within 30 days of a “Going Public Transaction”. 1067323 subsequently merged with American Lithium Corp., who then assumed the duties of the Optionee, and fulfilled the initial obligations. The further terms of the agreement were that American Lithium was to issue 100,000 shares to Lithium Corporation on or before both the first & second anniversaries of the going public transaction. Additionally American Lithium was to conduct $100,000 exploration work in year 1, $200,000 in year 2, and $300,000 in year 3. On fulfillment of all its obligations American Lithium would have earned an 80% interest in the property. The Optionee also had the option to earn a further 20% interest in the property by paying $1,000,000 to the company within 36 months of the exercise of the initial earn-in. If American Lithium had exercised its right with respect to the subsequent earn-in then Lithium Corporation’s interest would have reverted to a 2.5% Net Smelter Revenue (NSR) interest. American Lithium then could have purchased one half of the NSR (1.25%) for $1,000,000 at any time thereafter.

In June 2018, the Company received notification that the purchaser was relinquishing any right to earn an interest in the property and, as such, $202,901 was taken into income. During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the property which then had a net book value of $Nil.

Lithium Corporation was granted a drilling permit in 2019 to drill three drill holes here, and had intended to drill in 2020, however the weak market for lithium carbonate precluded expending capital on this project, and so drilling has been delayed until such time as the market picks up again.

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

A “mini-bulk sample” was taken from the Weather Zone in October 2017, and submitted to SGS Vancouver for preliminary bench tests, and further petrographic analysis. Tests indicated that the “fairly coarse” flake graphite was easily liberated from the unconsolidated host material, and initial flotation tests were positive with over 80% of the graphite in the sample being floated off.

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

West Kirkland Mining has been working on the development of their 75% owned project in Tonopah, most recently drilling to increase the resource at the Three Hills gold/silver deposit where they intend to kick-off their mining efforts in the future. To that end they have bought an additional six patented mining claims here recently, and have also negotiated an agreement to procure rights for the water that they will need for processing. Presently the reserve at their Hasbrouck/Three Hills/Hill of Gold project stands at 45.3 million tons containing 762,000 ounces gold, and 10.6 million ounces Silver. Coeur Mines and partner Idaho North Resources drilled in the Klondyke area to the south of Tonopah (the same area where Summa holds several patented mining claims that arise from the Hughes acquisition), and have done some drilling recently in Tonopah on a prospect they have optioned adjacent and to the west of Summa’s holdings. In 2018 Coeur Mines also conducted drilling on Ely Gold’s claims to the west of Summa’s property on Patented claims that were once a portion of the Hughes holdings here. Although it has been reported that they intersected 5’ of 20 opt Ag, 0.3 opt Au, Coeur dropped their interest in this property. Recently Ely Gold entered into an agreement to purchase a further 75 patented claims adjacent to their Tonopah West prospect, and again announced on February 25, 2020 that they have signed a purchase/option agreement with Blackrock Gold Corp on the property. Under the terms of the agreement Blackrock is to pay $3,000,000 by April 01, 2020, and Ely will retain a 3% Nets Smelter Royalty on the property. Since June of 2020 Blackrock has drilled a number of holes on their property with significant focus and some relatively high grade intercepts on the Victor vein only a few hundred meters to the northwest of the mutual boundary with Summa’s land package. Slightly further afield Gemfield Resources LLC., (a subsidiary of Waterton Global Resource Management) has recently completed the re-routing of Highway 95 south of Tonopah to facilitate the imminent mining of their 1.5 million ounce gold deposit near Goldfield Nevada.

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property immediately after the court awarded Summa ownership in 2013, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants. The subsequent appeal of this verdict was quashed later in 2018, and there has been no further action on that account. Summa signed a Letter of Intent on January 14, 2020 with respect to the Tonopah property whereby 1237025 BC Ltd, can earn a 100% interest in the property (subject to a 1.0% Net Smelter Royalty or NSR) by paying $400,000 in cash, issuing $400,000 in shares, and incurring $1.5 million in exploration expenditures in stages over the next 5 years. The Optionee would also have the right to purchase ¼ of the NSR for $1,500,000, and the future right to purchase a further ¼ of the NSR for $2,500,000. The definitive agreement was signed in March of 2020, and 1237025 BC Ltd subsequently merged with Pinnacle North Gold Corp., who then changed their name to Summa Silver Corp. Summa Silver actively explored the property in the second half of 2020, drilling roughly 14,000 meters in 29 drill holes. Additionally more work was performed on the Belmont tailings portion of the project aided by Lithium Corporation personnel, who have been actively promoting and advancing this aspect of the Tonopah holdings since acquisition.

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

Our company is looking to do a financing in early 2020, and then will be looking to ramp up its exploration activities on our existing properties, as well as embarking on a generative program exploring for new deposits of next generation battery related materials and are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite or other “energy metals” as well as continuing to evaluate opportunities brought to our company by third parties.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB operated by OTC Markets Inc., under the symbol “LTUM.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2020	$0.269	$0.250
September 30, 2020	$0.213	$0.170
June 30, 2020	$0.128	$0.111
March 31, 2020	$0.090	$0.081
December 31, 2019	$0.056	$0.051
September 30, 2019	$0.068	$0.062
June 30, 2019	$0.089	$0.08
March 31, 2019	$0.122	$0.111
December 31, 2018	$0.12	$0.103

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

On March 16, 2021, the shareholders’ list showed 52 registered shareholders with 97,408,375 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

On December 29, 2009, our board of approved the adoption of the 2009 Stock Plan which permits our company to issue up to 6,055,000 shares of our common stock to directors, officers, employees and consultants. This plan had not been approved by our security holders. Over the 10 years the plan was in effect seven consultants, one past director and one current director utilized it to purchase a total of 1,900,000 shares of the Company at various times over the life of the plan.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2020:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Convertible Securities

As of December 31, 2020, we had no outstanding options to purchase any shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2020.

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

Our net cash from financing activities during the year ended December 31, 2020 was $Nil as compared to $Nil during the year ended December 31, 2019. As at December 31, 2020, we had approximately $191,125 in cash.

Over the next twelve months (beginning March 1, 2021) we expect to expend funds as follows:

EEstimated Net Expenditures During the Next Twelve Months
$
General, Administrative Expenses	150,000
Exploration Expenses	500,000
Investor Relations	40,000
Employee and Consultant Compensation	131,000
Equipment	40,000
Travel	30,000
Total	891,000

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

Results of Operations - Twelve Months Ended December 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2020, which are included herein.

Our operating results for the twelve months ended December 31, 2020, for the twelve months ended December 31, 2019 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2020	Twelve Month Period Ended December 31, 2019	Change Between Twelve Month Periods Ended December 31, 2020 and December 31, 2019
Revenue	$-	$-	$-
Professional fees	28,174	35,185	(7,011)
Exploration expenses	21,684	15,899	5,785
Consulting fees	76,500	107,500	(31,000)
Insurance expense	-	6,935	(6,935)
Investor relations	320	67,161	(66,841)
Transfer agent and filing fees	19,908	12,920	6,988
Travel	3,731	7,228	(3,497)
General and administrative	9,003	9,398	(395)
Writedown of mineral property	-	390,200	(390,200)
Interest (income)	-	(140)	140
Loss on sale of marketable securities	-	919	(919)
Gain on sale of mineral property	-	(443,308)	443,380
Loss on investment	-	10,000	(10,000)
Net loss	$159,320	$219,897	$(60,577)

Our financial statements report a net loss of $159,320 for the twelve month period ended December 31, 2020 compared to a net loss of $219,897 for the twelve month period ended December 31, 2019. Our losses have decreased by $60,577, primarily as a result of decreases in operating expenses including investor relations and shareholder communications and consulting fees and the gain on sale of mineral property being offset by the writedown on mineral property.

Our operating expenses for the year ended December 31, 2020 were $159,320 compared to $652,426 as of December 31, 2019. The decrease in operating expenses was across the board as the Company looked to mitigate expenditures.

Liquidity and Financial Condition

Working Capital

	At December 31, 2020	At December 31, 2019
Current assets	$206,051	$367,464
Current liabilities	14,816	16,909
Working capital (deficiency)	$191,235	$350,555

Cash Flows

	Year Ended
	December 31
	2020	2019
Net cash (used in) operating activities	$(155,135)	$(186,855)
Net cash (used in) investing activities	-	(21,914)
Net cash (used in) financing activities	-	-
Net increase (decrease) in cash during period	$(155,135)	$(208,769)

Our total current liabilities as of December 31, 2020 were $14,816 as compared to total current liabilities of $16,909 as of December 31, 2019. The decrease was a result of decreased monthly consulting fees being charged to the Company.

Operating Activities

Net cash used in operating activities was $155,135 for the year ended December 31, 2020 compared with net cash used in operating activities of $186,895 in the same period in 2019.

Investing Activities

Net cash used in investing activities was $Nil for the year ended December 31, 2020 compared to net cash used in investing activities of $21,914 in the same period in 2019.

Financing Activities

The Company did not have any financing activities during the years ended December 31, 2020 and 2019.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2020, our company had a net loss of $159,320 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

To the Board of Directors and
Stockholders of Lithium Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 2 to the financial statements, the Company had a going concern due the company suffering net losses and due to the company having a working capital deficiency. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be substantiated. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2016.

Houston, TX

March 16, 2021

LITHIUM Corporation

Balance Sheets

ASSETS
	December 31, 2020	December 31, 2019
CURRENT ASSETS
Cash	$191,125	$346,260
Deposits	700	700
Prepaid expenses	14,226	20,504
Total Current Assets	206,051	367,464

TOTAL ASSETS	$206,051	$367,464

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,816	$16,909

TOTAL CURRENT LIABILITIES	14,816	16,909

TOTAL LIABILITIES	14,816	16,909

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 95,651,644 and 95,651,644 common shares outstanding, respectively	95,652	95,652
Additional paid in capital	4,322,347	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(4,787,392)	(4,628,072)

TOTAL STOCKHOLDERS' EQUITY	191,235	350,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$206,051	$367,464

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

	Year Ended December 31, 2020	Year Ended December 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	28,174	35,185
Exploration expenses	21,684	15,899
Consulting fees - related party	76,500	107,500
Insurance expense	-	6,935
Investor relations and shareholder communications	320	67,161
Transfer agent and filing fees	19,908	12,920
Travel	3,731	7,228
General and administrative expenses	9,003	9,398
Writedown of mineral property	-	390,200
TOTAL OPERATING EXPENSES	159,320	652,426

LOSS FROM OPERATIONS	(159,320)	(652,426)

OTHER INCOME (EXPENSES)
Gain (Loss) on sale of marketable securities	-	(919)
Gain on sale of mineral property	-	443,308
Loss on investment	-	(10,000)
Interest income	-	140
TOTAL OTHER INCOME (EXPENSE)	-	432,529

LOSS BEFORE INCOME TAXES	(159,320)	(219,897)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(159,320)	$(219,897)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,651,644	95,651,644

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation

Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in	Other		Total
	Common Stock		Paid-in	Capital -	Capital -	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Loss	Deficit	Equity

Balance, December 31, 2018	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(771)	$(4,408,175)	$569,681

Realized loss on sale of marketable securities	-	-	-	-	-	771	-	771
Net loss	-	-	-	-	-	-	(219,897)	(219,897)

Balance, December 31, 2019	95,651,644	95,652	4,322,347	369,115	191,513	-	(4,628,072)	350,555

Net loss	-	-	-	-	-	-	(159,320)	(159,320)

Balance, December 31, 2020	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$-	$(4,787,392)	$191,235

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(159,320)	$(219,897)
Adjustment to reconcile net income to net cash used in operating activities
Loss on investment in Summa, LLC	-	10,000
Loss on sale of marketable securities	-	919
Gain on sale of mineral property	-	(443,308)
Writedown of mineral property	-	390,200
Changes in assets and liabilities:
Decrease in prepaid expenses	6,278	71,208
Increase (decrease) in accounts payable and accrued liabilities	(2,093)	4,023
Net Cash Used in Operating Activities	(155,135)	(186,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for mineral properties	-	(12,537)
Cash paid for investment in Summa, LLC	-	(10,000)
Cash from sale of marketable securities	-	623
Net Cash Provided by (Used in) Investing Activities	-	(21,914)

Decrease in cash	(155,135)	(208,769)
Cash, beginning of period	346,260	555,029
Cash, end of period	$191,125	$346,260

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

December 31, 2020

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for year ended December 31, 2020 or 2019.

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

Reclassification

Certain amounts in the financial statements for the year ended December 31, 2019 have been reclassified to conform to the presentation for the year ended December 31, 2020.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $191,235 (2019: $350,555) as at December 31, 2020 and has used $155,135 (2019: $186,855) of cash in operations for the year ended December 31, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2020 and 2019, respectively:

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$191,125	$-	$-
Marketable securities	-	-	-
Total Assets	191,125	-	-
Liabilities
Total Liabilities	-	-	-
	$191,125	$-	$-

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$346,260	$-	$-
Marketable securities	-	-	-
Total Assets	346,260	-	-
Liabilities
Total Liabilities	-	-	-
	$346,260	$-	$-

Note 4 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Bonds	$-	$9,381
Transfer agent fees	14,226	11,123
Total prepaid expenses	$14,226	$20,504

Note 5 - Capital Stock

The Company is authorized to issue 300,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

Common Stock

There were 95,651,644 shares of common stock issued and outstanding as of December 31, 2020 (2019: 95,651,644).

Note 6 – Related Party Transactions

The Company paid consulting fees totaling $76,500 to related parties for the year ended December 31, 2020 (2019: $120,000).

Note 7 – Income Taxes

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $4,787,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Federal income tax benefit attributable to:
Current operations	$159,320	$219,897
Less: valuation allowance	(159,320)	(219,897)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (2019: 21%) of significant items comprising our net deferred tax amount is as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$1,005,254	$971,797
Less: valuation allowance	(1,005,254)	(971,797)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,787,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 8 - Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2020 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

On January 25, 2021, we issued 380,952 common shares for an aggregate purchase price of $160,000 and issued 1,375,779 common shares as part of a purchase agreement.

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2020 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was ineffective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

●

There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

●

There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.
●	The Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

 Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Lewis	President, Treasurer, Secretary and Director	66	August 25, 2009
James Brown	Director	57	December 19, 2012
Brian Goss	Director	42	May 30, 2014

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2020 and 2019; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)
Tom Lewis(1)	2020	Nil	Nil	Nil	Nil	Nil	Nil	76,500	(2)	76,500
President, Treasurer,Secretary, and Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	120,000		120,000	(2)

Brian Goss(3)	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
Director, Former President, Treasurer, Secretary	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil

(1)	Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis resumed his positions of President, Chief Financial Officer and Treasurer on February 7, 2017

(2)	Mr. Lewis provides consulting services to our company as needed in relation to administration, project generation, and exploration of our company’s properties.

(3)	Mr. Goss has acted as a director of our company since May 30, 2014 and served as president, treasurer and secretary of our company from August 13, 2014 until February 7, 2017.

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

2020 Grants of Plan-Based Awards

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 8, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Tom Lewis(2) PO Box 2053 Richland, WA 99352	6,000,000 Common Shares	6.159%
James Brown(3) Apartment Pearl Garden, Unit No. Wp00606 Jl. Jen. Gatot Subroto Kav 5-7 Jakarta 12930 Indonesia	Nil	0%
Brian Goss(4) 1031 Railroad Street Suite 102B Elko, NV 89801	Nil	0%
Directors and Executive Officers as a Group	6,000,000 Common Shares	7.70%
John Hiner 9443 Axlund Road Lynden, WA 98264	9,970,000 Common Shares	10.23%
Altura Lithium Pty. Ltd. P.O. Box 4088 Springfield, Qld., 4300 Australia	11,000,000 Common Shares	11.29%

Shareholders Holding Over 5%	20,470,000 Common Shares	21.01%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 8, 2020. As of March 8, 2020 there were 97,408,375 shares of our company’s common stock issued and outstanding.

(2)	Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis resumed his positions as president, Chief Financial Officer and treasurer on February 7, 2017.

(3)	James Brown was appointed as a director of our company on December 19, 2012.

(4)	Mr. Goss has acted as a director of our company since May 30, 2014 and was appointed as president, treasurer and secretary of our company on August 13, 2014. Mr. Goss resigned as president, treasurer and secretary on February 7, 2017.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Audit Fees	$13,500	$16,500
Audit Related Fees	Nil	Nil
Tax Fees	$1,500	$6,000
All Other Fees	Nil	Nil
Total	$9,000	$15,800

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

LITHIUM CORPORATION
(Registrant)
Dated: March 16, 2021	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2021	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer,Principal Financial Officer and Principal Accounting Officer)

Dated: March 16, 2021	/s/ Brian Goss
Brian Goss
Director

Dated: March 16, 2021	/s/ James Brown
James Brown
Director

