Form 10-Q
period 2021-03-31
Lithium Corp
filed 2021-05-14
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

________________________________________________________________

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

As of May 14, 2021, there were 97,808,375 common shares issued and outstanding.

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$254,219	$191,125
Deposits	700	700
Prepaid expenses	12,797	14,226
Total Current Assets	267,716	206,051

TOTAL ASSETS	$267,716	$206,051

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,226	$14,816

TOTAL CURRENT LIABILITIES	30,226	14,816

TOTAL LIABILITIES	30,226	14,816

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 97,408,375 and 95,651,644 common shares outstanding, respectively	97,409	95,652
Additional paid in capital	5,027,780	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(5,448,327)	(4,787,392)

TOTAL STOCKHOLDERS' EQUITY	237,490	191,235

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,716	$206,051

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	36,109	11,650
Exploration expenses	26,632	-
Consulting fees - related party	30,000	22,500
Consulting fees	573,055	-
Transfer agent and filing fees	7,781	4,565
Travel	42	3,083
General and administrative expenses	2,316	3,375
TOTAL OPERATING EXPENSES	675,935	45,173

LOSS FROM OPERATIONS	(675,935)	(45,173)

OTHER INCOME (EXPENSES)
Other income	15,000	-
TOTAL OTHER INCOME (EXPENSE)	15,000	-

LOSS BEFORE INCOME TAXES	(660,935)	(45,173)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(660,935)	$(45,173)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,764,240	95,651,644

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2019	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(4,628,072)	$350,555

Net loss	-	-	-	-	-	(159,320)	(159,320)

Balance, December 31, 2020	95,651,644	95,652	4,322,347	369,115	191,513	(4,787,392)	191,235

Shares issued for services	1,375,779	1,376	555,814	-	-	-	557,190
Shares issued for cash	380,952	381	149,619	-	-	-	150,000
Net loss	-	-	-	-	-	(660,935)	(660,935)

Balance, March 31, 2021 (unaudited)	97,408,375	$97,409	$5,027,780	$369,115	$191,513	$(5,448,327)	$237,490

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(660,935)	$(45,173)
Adjustment to reconcile net income to net cash used in operating activities
Shares issued for services	557,190	-
Changes in assets and liabilities:
Decrease in prepaid expenses	1,429	1,000
Increase (decrease) in accounts payable and accrued liabilities	15,410	(4,065)
Net Cash Used in Operating Activities	(86,906)	(48,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash	150,000	-
Net Cash Provided by (Used in) Investing Activities	150,000	-

Increase (Decrease) in cash	63,094	(48,238)
Cash, beginning of period	191,125	346,260
Cash, end of period	$254,219	$298,022

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

March 31, 2021

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2021 and 2020, or the twelve months ended December 31, 2020.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended March 31, 2021 and 2020.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $237,490 as at March 31, 2021 (December 31, 2020: $191,235) and has used $86,906 (2020: $48,238) of cash in operations for the three months ended March 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2021 and December 31, 2020, respectively:

	Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$254,219	$-	$-
Total Assets	254,219	-	-
Liabilities
Total Liabilities	-	-	-
	$254,219	$-	$-

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$191,125	$-	$-
Total Assets	191,125	-	-
Liabilities
Total Liabilities	-	-	-
	$191,125	$-	$-

Note 4 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Professional fees	$500	$-
Transfer agent fees	12,297	14,226
Total prepaid expenses	$12,797	$14,226

Note 5 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

Common Stock

On January 25, 2021, we issued 380,952 common shares for an aggregate purchase price of $150,000 and issued 1,375,779 common shares with a fair value of $557,190 as part of a purchase agreement.

Note 6 – Related Party Transactions

The Company paid consulting fees totaling $26,000 to related parties for the three months ended March 31, 2021 (2020: $22,500).

During the three months ended March 31, 2021, the company received $15,000 in distributions from Summa, LLC, a Limited Liability Corporation with shared management as the Company. The Company holds a 25% investment in Summa LLC. The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

Note 7 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2021 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

On April 19, 2021, we issued 200,000 common shares for an aggregate purchase price of $72,600 and, on April 20, 2021, we issued 200,000 common shares for an aggregate purchase price of $68,800.

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

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and Graphite and Titanium/Rare Earth Element properties in British Columbia.

Our current operational focus is to judiciously conduct exploration activities on all our mineral properties and generate additional prospects for our exploration portfolio.

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

Also in the general area of the Michael property the Yeehaw property had been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly. Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits. The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results. This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which includes an interval that is mineralized with approximately 0.75% Total Rare Earth Elements (TREE’s). Preliminary geological, and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017, follow-up work in May of 2018, and more work in 2019, and 2020.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer, whereby the Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties have until July 31, 2021 to enter into a formal agreement.

Our company intends to continue identifying additional lithium properties in Nevada and to conduct exploration on our British Columbia properties, while resuming exploration at San Emidio, and tracking progress at Fish Lake Valley. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the “Howard Hughes” Summa Corp., and whose Tonopah prospect is presently optioned to Summa Silver Corp, while generating new prospects and evaluating property submittals for option or purchase.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer, whereby Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties have until July 31, 2021 to enter into a formal agreement, which then starts the clock in motion. It is anticipated the Company will provide its expertise with respect to exploration, development, and materials processing as this option moves forward.

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

American Lithium Corp did not conduct any appreciable exploration work on this prospect, and the Company waived the $100,000 exploration expenditure provision for Year 1 of the option agreement. In early June 2018 the Company was notified that American Lithium was allowing the option earn-in to lapse. The Company received a drilling permit from the BLM in Winnemucca, for up to 3 RC drill holes here, and the Company was intent on drilling these in 2019, however with the downturn in the Lithium market at that point exploration here was put on hold. Now that the price for lithium has improved the Company is currently assessing its options for future exploration here.

BC Sugar Flake Graphite Property

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company’s common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks in the general area of the BC Sugar prospect are similar to the host rocks in the area of the Crystal Graphite deposit 55 miles (90 kms) to the southeast. Over the past four years the claim block here has been strategically decreased, and the Company currently holds one tenure encompassing 203 acres (82.23 hectares).

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants. In 2020 Summa, LLC signed an option agreement with 1237025 Nevada Ltd., which eventually merged with a CSE listed company that ultimately became Summa Silver Corp. Under the terms of the agreement Summa Silver has undertaken to explore the property, pay $400,000 in cash and $400,000 in shares and incur $1.5 million in exploration expenditures in installments over the next five years. The first anniversary of the agreement occurred in March 2021, with Summa Silver having drilled the property continuously from June until December, and expending over $4,000,000 in exploration on the property during that time. Lithium Corporation received $13,000 from Summa, LLC as disbursements relating to the Tonopah option in Q1 2021. Should all terms of the option agreement be met Summa, LLC will retain a 1% Net Smelter Royalty, one half of which Summa Silver may purchase for $4,000,000. Summa Silver resumed drilling/exploration on the property in April 2021.

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, nickle - cobalt and Rare Earth Element mineralization, as well as evaluating a wide range of opportunities brought to our company by third parties.

Additionally our company continues its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

We had net loss of $660,935 for the three month period ended March 31, 2021, which was $615,762 more than the net loss of $45,173 for the three month period ended March 31, 2020. The change in our results over the two periods is primarily the result of an increase in consulting fees and professional fees resulting from our filing of the S1, an increase in exploration expenditures related to our properties and transfer agent and filing fees offset by $15,000 in other income and a decrease in travel and office and administrative expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change Between Three Month Period Ended March 31, 2021 and March 31, 2020
Professional fees	$36,109	$11,650	$24,459
Exploration expenses	26,632	-	26,632
Consulting fees – related party	30,000	22,500	7,500
Consulting fees	573,055	-	573,055
Transfer agent and filing fees	7,781	4,565	3,216
Travel	42	3,083	(3,041)
General and administrative	2,316	3,375	(1,059)
Other loss (income)	(15,000)	-	(15,000)
Net loss (income)	$600,935	$45,173	$615,762

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2021 reflects current assets of $267,716. We had cash in the amount of $254,219 and working capital in the amount of $237,490 as of March 31, 2021. We have insufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At Mar 31, 2021	At Dec 31, 2020
Current assets	$267,716	$206,051
Current liabilities	30,226	14,816
Working capital	$237,490	$191,235

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash (used in) operating activities	$(86,906)	$(48,238)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	150,000	-
Net increase (decrease) in cash during period	$63,094	$(48,238)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 was $86,906, an increase of $38,668 from the $48,238 net cash outflow during the three months ended March 31, 2020.

Investing Activities

The Company did not have investing activities during the three months ended March 31, 2021 and 2020.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2021 was $150,000 as compared to $Nil in cash provided by financing activities during the three months ended March 31, 2020.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $2,000 per month. Due to our current cash position of approximately $254,219 as of March 31, 2021, we estimate that we do not have sufficient cash to sustain our basic operations for the next twelve months.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Equity Financings

On January 25, 2021 we entered into a purchase agreement (the "Purchase Agreement"), and a registration rights agreement, (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $10,300,000 of the Company's common stock, $0.001 par value per share (the "Common Stock"). In connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 380,952 shares of Common Stock for a purchase price of $160,000 (“Original Purchase”).

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,300,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the "SEC") pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the "Commencement Date"). The Company shall also have the right, but not the obligation to sell to Lincoln Park up to $150,000 of shares of Common Stock on the Commencement Date at the Purchase Price (as defined below).

Under the Purchase Agreement, on any business day over the term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a "Purchase Notice") directing Lincoln Park to purchase up to 100,000 shares of Common Stock per business day, which increases to up to 150,000 shares in the event the price of the Company’s Common Stock is not below $0.25 per share; up to 200,000 shares in the event the price of the Company’s Common Stock is not below $0.35 per share and up to 250,000 shares in the event the price of the Company’s Common Stock is not below $0.50 (the "Regular Purchase") (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park's maximum commitment in any single Regular Purchase may not exceed $500,000. The Purchase Agreement provides for a purchase price per Purchase Share (the "Purchase Price") equal to 93% of the lesser of:

●	the lowest sale price of the Company's Common Stock on the purchase date; and
●

the average of the three lowest closing sale prices for the Company's Common Stock during the twelve consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an "Accelerated Purchase Notice") directing Lincoln Park to purchase an amount of stock (the "Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company's Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the "Accelerated Purchase Period"). The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to 93% of the lesser of:

●	the volume weighted average price of the Company's Common Stock during the applicable Accelerated Purchase Period on the applicable Accelerated Purchase Date; and
●	the closing sale price of the Company's Common Stock on the applicable Accelerated Purchase Date.

Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock.

The Company issued to Lincoln Park 1,375,779 shares of Common Stock as commitment shares in consideration for entering into the Purchase Agreement on the Execution Date.

Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's shares.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Other than the Lincoln Park agreement we currently have no other arrangement as a source for future financings. While this arrangement should enable us to continue with our current business plan, it is possible that unforeseeable market fluctuations in the price of the Company’s common stock could periodically render future sales of the Company’s stock under the terms of the agreement undesirable, hence affecting our ability to continue financing utilizing that instrument.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2021 and 2020, or the twelve months ended December 31, 2020.

Loss per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended March 31, 2021 and 2020.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31, 2021 and 2020, respectively.

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
10.9

Exploration Earn-In Agreement dated effective February 10, 2016 between our company, 1067323 Nevada Ltd. and 1067323 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2016)

10.10

Purchase Agreement, by and between Lithium Corporation and Lincoln Park Capital Fund, LLC, dated January 25, 2021. (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2021)

10.11

Registration Rights Agreement, by and between Lithium Corporation and Lincoln Park Capital Fund, LLC, dated January 25, 2021 (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2021)

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

_________________

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM CORPORATION
(Registrant)

Dated: May 14, 2021	“Tom Lewis”
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

