Form 10-Q
period 2021-06-30
Lithium Corp
filed 2021-08-16
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

____________________________________________________________

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

Large accelerated filer ☐	☐	Accelerated filer ☐	☐
Non - Accelerated filer ☒	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 101,092,441 common shares issued and outstanding as of August 16, 2021

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$977,433	$191,125
Deposits	700	700
Prepaid expenses	7,433	14,226
Total Current Assets	985,566	206,051

TOTAL ASSETS	$985,566	$206,051

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,293	$14,816
Allowance for optioned properties	50,000	-

TOTAL CURRENT LIABILITIES	71,293	14,816

TOTAL LIABILITIES	71,293	14,816

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 99,566,370 and 95,651,644 common shares outstanding, respectively	99,567	95,652
Additional paid in capital	5,733,421	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(5,479,343)	(4,787,392)

TOTAL STOCKHOLDERS' EQUITY	914,273	191,235

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$985,566	$206,051

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	18,418	6,901	54,527	18,551
Exploration expenses	8,436	4,139	35,068	4,139
Consulting fees - related party	30,000	18,000	60,000	40,500
Consulting fees	(15,587)	-	557,468	-
Transfer agent and filing fees	8,375	4,548	16,156	9,113
Travel	3,131	55	3,173	3,138
General and administrative expenses	4,243	2,583	6,559	5,958
TOTAL OPERATING EXPENSES	57,016	36,226	732,951	81,399

LOSS FROM OPERATIONS	(57,016)	(36,226)	(732,951)	(81,399)

OTHER INCOME (EXPENSES)
Other income	26,000	-	41,000	-
TOTAL OTHER INCOME (EXPENSE)	26,000	-	41,000	-

LOSS BEFORE INCOME TAXES	(31,016)	(36,226)	(691,951)	(81,399)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(31,016)	$(36,226)	$(691,951)	$(81,399)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	98,385,558	95,651,644	97,579,378	95,651,644

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2019	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(4,628,072)	$350,555

Net loss	-	-	-	-	-	(159,320)	(159,320)

Balance, December 31, 2020	95,651,644	95,652	4,322,347	369,115	191,513	(4,787,392)	191,235

Shares issued for services	1,375,779	1,376	555,814	-	-	-	557,190
Shares issued for cash	2,538,947	2,539	855,260	-	-	-	857,799
Net loss	-	-	-	-	-	(691,951)	(691,951)

Balance, June 30, 2021 (unaudited)	99,566,370	$99,567	$5,733,421	$369,115	$191,513	$(5,479,343)	$914,273

The accompanying notes are an integral part of these financial statements

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(691,951)	$(81,399)
Adjustment to reconcile net income to net cash used in operating activities
Shares issued for services	557,190	-
Changes in assets and liabilities:
Decrease in prepaid expenses	6,793	6,000
Increase (decrease) in accounts payable and accrued liabilities	6,477	(4,208)
Net Cash Used in Operating Activities	(121,491)	(79,607)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from properties	50,000	-
Shares issued for cash	-	-
Net Cash Provided by Investing Activity	50,000	-

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	857,799	-
Net Cash Provided by Financing Activity	857,799	-

Increase (Decrease) in cash	786,308	(79,607)
Cash, beginning of period	191,125	346,260
Cash, end of period	$977,433	$266,653

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Lithium Corporation

Notes to the Financial Statements

June 30, 2021

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

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended June 30, 2021 and 2020.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $914,273 as at June 30, 2021 (December 31, 2020: $191,235) and has used $121,491 (2020: $79,607) of cash in operations for the six months ended June 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2021 and December 31, 2020, respectively:

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$977,433	$-	$-
Total Assets	977,433	-	-
Liabilities
Total Liabilities	-	-	-
	$977,433	$-	$-

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$191,125	$-	$-
Total Assets	191,125	-	-
Liabilities
Total Liabilities	-	-	-
	$191,125	$-	$-

Note 4 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Professional fees	$-	$-
Transfer agent fees	7,433	14,226
Total prepaid expenses	$7,433	$14,226

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

On April 13, 2021, we issued 357,995 common shares for an aggregate purchase price of $150,000.

On April 20, 2021, we issued 200,000 common shares for an aggregate purchase price of $72,600.

On April 21, 2021, we issued 200,000 common shares for an aggregate purchase price of $68,800.

On May 18, 2021, we issued 200,000 common shares for an aggregate purchase price of $63,200.

On May 25, 2021, we issued 200,000 common shares for an aggregate purchase price of $64,000.

On June 2, 2021, we issued 200,000 common shares for an aggregate purchase price of $61,800.

On June 10, 2021, we issued 200,000 common shares for an aggregate purchase price of $56,200.

On June 14, 2021, we issued 200,000 common shares for an aggregate purchase price of $56,800.

On June 21, 2021, we issued 200,000 common shares for an aggregate purchase price of $56,800.

On June 28, 2021, we issued 200,000 common shares for an aggregate purchase price of $57,599.

Note 6 – Allowance for Optioned Properties

Fish Lake Valley

On April 29, 2021, the Company entered into a Letter of Intent with respect to the Fish Lake Property whereby the purchaser will pay $50,000 within 5 days of signing the letter of intent (received) and the parties will execute a formal Earn-in Option Agreement by July 31, 2021 or such other ate as agreed between the parties.

As of June 30, 2021, the Company has received $50,000 in relation to the letter of intent. The Company recorded $50,000 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company. See Note 7.

Note 7 – Related Party Transactions

The Company paid consulting fees totaling $30,000 and $60,000 to related parties for the three and six months ended June 30, 2021, respectively (2020: $18,000 and $40,500).

During the three and six months ended June 30, 2021, the company received $26,000 and $41,000 in distributions from Summa, LLC, a Limited Liability Corporation with shared management as the Company. The Company holds a 25% investment in Summa LLC. The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the three and six months ended June 30, 2021, the Company has received $50,000 in relation to the letter of intent signed in relation to the Fish Lake property. See Note 6.

Note 8 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2021 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

Subsequent to June 30, 2021, the Company issued 1,526,071 common shares for proceeds of $484,228.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares have been issued and the Yeehaw property has been transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization. The company had staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Work in 2019, and 2020 discovered the extension to the west of the mineralized structure, and also similar mineralized float was found to the east that possibly indicates it strikes under cover in that direction also.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer, whereby the Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties had until July 31, 2021 to enter into a formal agreement, however Lithium Corporation has agreed to extend the due diligence period until August 31, 2021.

Our company intends to continue identifying additional lithium properties in Nevada and to conduct exploration on our British Columbia properties, while resuming exploration at San Emidio, and tracking progress at Fish Lake Valley. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of Howard Hughes’ Summa Corp., and whose Tonopah prospect is presently optioned to Summa Silver Corp, while generating new prospects and evaluating property submittals for option or purchase.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

We had net loss of $31,016 for the three month period ended June 30, 2021, which was $5,210 less than the net loss of $36,226 for the three month period ended June 30, 2020. The change in our results over the two periods is primarily the result of an increase in professional fees, exploration expenses, consulting fees, transfer agent and filing fees and travel offset by an increase of other income in relation to the comparative period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Change Between Three Month Period Ended June 30, 2021 and June 30, 2020
Professional fees	$18,418	$6,901	$11,517
Exploration expenses	8,436	4,139	4,297
Consulting fees	(15,587)	-	(15,587)
Consulting fees – related party	30,000	18,000	12,000
Transfer agent and filing fees	8,375	4,548	3,827
Travel	3,131	55	3,076
General and administrative	4,243	2,583	1,660
Other loss (income)	(26,000)	-	(26,000)
Net loss (income)	$31,016	$36,226	$(5,210)

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

We had net loss of $691,951 for the six month period ended June 30, 2021, which was $610,552 more than the net loss of $81,399 for the six month period ended June 30, 2020. The change in our results over the two periods is primarily the result of a gain/loss on sale of an increase in professional fees, exploration expenses, consulting fees, transfer agent and filing fees and travel offset by an increase of other income in relation to the comparative period.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 31, 2020	Change Between Six Month Period Ended June 30, 2021 and June 30, 2020
Professional fees	$54,527	$18,551	$35,976
Exploration expenses	35,068	4,139	30,929
Consulting fees – related party	60,000	40,500	19,500
Consulting fees	557,468	-	557,468
Transfer agent and filing fees	16,156	9,113	7,043
Travel	3,173	3,138	35
General and administrative	6,559	5,958	601
Other loss (income)	(41,000)	-	-
Net loss (income)	$691,951	$81,399	$610,552

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2021 reflects current assets of $985,566. We had cash in the amount of $977,433 and working capital in the amount of $914,273 as of June 30, 2021. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2021	At Dec 31, 2020
Current assets	$985,566	$206,051
Current liabilities	71,293	14,816
Working capital	$914,273	$191,235

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2021	2020
Net cash (used in) operating activities	$(121,491)	$(79,607)
Net cash provided by investing activities	50,000	-
Net cash provided by financing activities	857,799	-
Net increase (decrease) in cash during period	$786,308	$(79,607)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 was $121,491, an increase of $41,884 from the $79,607 net cash outflow during the six months ended June 30, 2020.

Investing Activities

On April 29, 2021, the Company entered into a Letter of Intent with respect to the Fish Lake Property whereby the purchaser will pay $50,000 within 5 days of signing the letter of intent (received) and the parties will execute a formal Earn-in Option Agreement by July 31, 2021 or such other ate as agreed between the parties.

During the six months ended June 30, 2021, the Company had received $50,000 in relation to the letter of intent and, as such, was recorded in investing activity.

The Company did not have any investing activities in the comparative period.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 was $857,799 as compared to $Nil in cash provided by financing activities during the six months ended June 30, 2020.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$991,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month. Due to our current cash position of approximately $977,433 as of June 30, 2021, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Equity Financings

On January 25, 2021 we entered into a purchase agreement (the "Purchase Agreement"), and a registration rights agreement, (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $10,300,000 of the Company's common stock, $0.001 par value per share (the "Common Stock"). In connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 380,952 shares of Common Stock for a purchase price of $160,000 (“Original Purchase”), and then another 357,995 shares (“Initial Purchase”) for $150,000 after SEC approval of the S-1 document in April 2021.

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

To June 31, 2021 the Company has sold 2,538,947 shares to Lincoln Park for gross proceeds of $867,799.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Other than the Lincoln Park agreement we currently have no other arrangement for future financings. While this arrangement should enable us to continue with our current business plan, it is possible that unforeseeable market fluctuations in the price of the Company’s common stock could periodically render future sales of the Company’s stock under the terms of the agreement undesirable, hence affecting our ability to continue financing utilizing that instrument.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended June 30, 2021 and 2020.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2021 and 2020, respectively.

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

LITHIUM CORPORATION
(Registrant)

Dated: August 16, 2021	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

