Form 10-Q
period 2021-09-30
Lithium Corp
filed 2021-11-15
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

___________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 102,892,441 common shares issued and outstanding as of November 15, 2021

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,892,426	$191,125
Marketable securities	51,260	-
Deposits	700	700
Prepaid expenses	5,232	14,226
Total Current Assets	1,949,618	206,051

TOTAL ASSETS	$1,949,618	$206,051

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,182	$14,816
Allowance for optioned properties	151,260	-

TOTAL CURRENT LIABILITIES	177,442	14,816

TOTAL LIABILITIES	177,442	14,816

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 102,492,441 and 95,651,644 common shares outstanding, respectively	102,493	95,652
Additional paid in capital	6,644,724	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(5,535,669)	(4,787,392)

TOTAL STOCKHOLDERS' EQUITY	1,772,176	191,235

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,949,618	$206,051

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	8,750	4,750	63,277	23,301
Exploration expenses	9,687	15,331	44,755	19,470
Consulting fees - related party	30,000	18,000	90,000	58,500
Consulting fees	975	-	558,443	-
Transfer agent and filing fees	5,032	5,629	21,188	14,742
Travel	5,730	522	8,903	3,660
General and administrative expenses	3,152	1,356	9,711	7,314
TOTAL OPERATING EXPENSES	63,326	45,588	796,277	126,987

LOSS FROM OPERATIONS	(63,326)	(45,588)	(796,277)	(126,987)

OTHER INCOME (EXPENSES)
Other income	7,000	-	48,000	-
TOTAL OTHER INCOME (EXPENSE)	7,000	-	48,000	-

LOSS BEFORE INCOME TAXES	(56,326)	(45,588)	(748,277)	(126,987)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(56,326)	$(45,588)	$(748,277)	$(126,987)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	101,106,762	95,651,644	98,768,093	95,651,644

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Additional Paid-in Capital -	Additional Paid-in Capital -	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2019	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(4,628,072)	$350,555

Net loss	-	-	-	-	-	(159,320)	(159,320)

Balance, December 31, 2020	95,651,644	95,652	4,322,347	369,115	191,513	(4,787,392)	191,235

Shares issued for services	1,375,779	1,376	555,814	-	-	-	557,190
Shares issued for cash	5,465,018	5,465	1,766,563	-	-	-	1,772,028
Net loss	-	-	-	-	-	(748,277)	(748,277)

Balance, September 30, 2021 (unaudited)	102,492,441	$102,493	$6,644,724	$369,115	$191,513	$(5,535,669)	$1,772,176

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(748,277)	$(126,987)
Adjustment to reconcile net loss to net cash used in operating activities
Shares issued for services	557,190	-
Changes in assets and liabilities:
Decrease in prepaid expenses	8,994	6,525
Increase (decrease) in accounts payable and accrued liabilities	11,366	(4,008)
Net Cash Used in Operating Activities	(170,727)	(124,470)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from properties	100,000	-
Net Cash Provided by Investing Activity	100,000	-

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	1,772,028	-
Net Cash Provided by Finanicng Activity	1,772,028	-

Increase (Decrease) in cash	1,701,301	(124,470)
Cash, beginning of period	191,125	346,260
Cash, end of period	$1,892,426	$221,790

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$51,260	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

September 30, 2021

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

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended September 30, 2021 and 2020.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $1,772,176 as at September 30, 2021 (December 31, 2020: $191,235) and has used $170,727 (2020: $124,470) of cash in operations for the nine months ended September 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2021 and December 31, 2020, respectively:

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$1,892,426	$-	$-
Marketable securities	51,260
Total Assets	1,943,686	-	-
Liabilities
Total Liabilities	-	-	-
	$1,943,686	$-	$-

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$191,125	$-	$-
Total Assets	191,125	-	-
Liabilities
Total Liabilities	-	-	-
	$191,125	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2020	$-
Additions	51,260

Balance, September 30, 2021	$51,260

The Company classifies it’s marketable securities as available for sale.

During the nine months ended September 30, 2021, the Company received 200,000 common shares with a value of $51,260 related to the option of the San Emidio Property.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Professional fees	$-	$-
Transfer agent fees	5,232	14,226
Total prepaid expenses	$5,232	$14,226

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

On June 28, 2021, we issued 200,000 common shares for an aggregate purchase price of $57,600.

On July 1, 2021, we issued 200,000 common shares for an aggregate purchase price of $61,200.

On July 7, 2021, we issued 200,000 common shares for an aggregate purchase price of $61,600.

On July 8, 2021, we issued 126,071 common shares for an aggregate purchase price of $50,428.

On July 15, 2021, we issued 200,000 common shares for an aggregate purchase price of $67,200.

On July 20, 2021, we issued 200,000 common shares for an aggregate purchase price of $61,400.

On July 30, 2021, we issued 200,000 common shares for an aggregate purchase price of $60,800.

On August 5, 2021, we issued 200,000 common shares for an aggregate purchase price of $60,800.

On August 11, 2021, we issued 200,000 common shares for an aggregate purchase price of $60,800.

On August 18, 2021, we issued 200,000 common shares for an aggregate purchase price of $61,400.

On August 27, 2021, we issued 200,000 common shares for an aggregate purchase price of $62,400.

On September 3, 2021, we issued 200,000 common shares for an aggregate purchase price of $62,800.

On September 8, 2021, we issued 200,000 common shares for an aggregate purchase price of $62,800.

On September 14, 2021, we issued 200,000 common shares for an aggregate purchase price of $61,400.

On September 21, 2021, we issued 200,000 common shares for an aggregate purchase price of $59,600.

On September 28, 2021, we issued 200,000 common shares for an aggregate purchase price of $59,600.

Note 7 – Mineral Properties

Fish Lake Valley

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer, whereby the Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties had until July 31, 2021 to enter into a formal agreement, however Lithium Corporation agreed to extend the due diligence period until August 31, 2021.

San Emidio

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada. Pursuant to the terms of the Agreement, the Company may exercise the Property option as follows:

Make cash payments and share issuances to the Optionor in the following manner:

•	US$50,000 on signing the Agreement and issue 200,000 common shares on the Closing Date (received); and
•	US$70,000 and US$30,000 in common shares on or before the first anniversary of the Effective Date; and
•	US$70,000 and US$30,000 in common shares on or before the second anniversary of the Effective Date; and
•	US$70,000 and US$50,000 in common shares on or before third anniversary of the Effective Date; and
•	US$70,000 and US$70,000 in common shares on or before the fourth anniversary of the Effective Date; and
•	US$70,000 and US$90,000 in common shares on or before the fifth anniversary of the Effective Date.

Incur a minimum in Expenditures for exploration and development work on the Property of US$1,000,000 as follows:

•	US$100,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the first anniversary of the Effective Date; and
•	a cumulative total of US$250,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the second anniversary of the Effective Date; and
•	a cumulative total of US$450,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the third anniversary of the Effective Date; and
•	a cumulative total of US$700,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the fourth anniversary of the Effective Date; and
•	a cumulative total of US$1,000,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the fifth anniversary of the Effective Date.

Once all conditions are met the Optionee will be deemed to have earned an undivided 80% interest in the property, and a Joint Venture will before. Should either party not contribute once the JV commences their interest will be diluted until such point that should they eventually own less than 10% their interest will revert to a 2.5% Net Smelter Revenue.

Note 8 – Allowance for Optioned Properties

Fish Lake Valley

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer, whereby the Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties had until July 31, 2021 to enter into a formal agreement, however Lithium Corporation agreed to extend the due diligence period until August 31, 2021. On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada.

As of September 30, 2021, the Company has received $50,000 in relation to the letter of intent. The Company recorded $50,000 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

San Emidio

On September 16, 2021, the Company entered into a Letter of Intent with respect to the San Emidio Property whereby the optionor will pay $50,000 on signing (received) and issue 200,000 common shares within 5 days of closing. See Note 8.

As of September 30, 2021, the Company has received $50,000 and 200,000 common shares in relation to the letter of intent. The Company recorded $101,260 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $30,000 and $90,000 to related parties for the three and nine months ended September 30, 2021, respectively (2020: $18,000 and $58,500).

During the three and nine months ended September 30, 2021, the company received $7,000 and $48,000 in distributions from Summa, LLC, a Limited Liability Corporation with shared management as the Company. The Company holds a 25% investment in Summa LLC. The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the nine months ended September 30, 2021, the Company has received $50,000 in relation to the letter of intent signed in relation to the Fish Lake property. See Note 6.

Note 10 – Commitments and Contingencies

On July 1, 2021, the Company signed a rental agreement for office and storage space. The rental agreement is on a month-to-month basis for a monthly fee of $500 with no escalating payments and, as such, does not fall under ASC 842.

Note 11 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2021 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

Subsequent to September 30, 2021, the Company issued 400,000 common shares for proceeds of $115,200.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer, whereby the Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties had until July 31, 2021 to enter into a formal agreement, however Lithium Corporation agreed to extend the due diligence period until August 31, 2021. After doing due diligence Altura has indicated that they are moving forward with the project, and the parties have agreed that August 17th 2021 will be the effective date of the formal agreement, however a formal agreement has not been fully ratified as of yet.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada. Pursuant to the terms of the Agreement, the Company may exercise the Property option as follows:

Make cash payments and share issuances to the Optionor in the following manner:

•	US$50,000 on signing the Agreement and issue 200,000 common shares on the Closing Date; and
•	US$70,000 and US$30,000 in common shares on or before the first anniversary of the Effective Date; and
•	US$70,000 and US$30,000 in common shares on or before the second anniversary of the Effective Date; and
•	US$70,000 and US$50,000 in common shares on or before third anniversary of the Effective Date; and
•	US$70,000 and US$70,000 in common shares on or before the fourth anniversary of the Effective Date; and
•	US$70,000 and US$90,000 in common shares on or before the fifth anniversary of the Effective Date.

Incur a minimum in Expenditures for exploration and development work on the Property of US$1,000,000 as follows:

•	US$100,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the first anniversary of the Effective Date; and
•	a cumulative total of US$250,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the second anniversary of the Effective Date; and
•	a cumulative total of US$450,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the third anniversary of the Effective Date; and
•	a cumulative total of US$700,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the fourth anniversary of the Effective Date; and
•	a cumulative total of US$1,000,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the fifth anniversary of the Effective Date.

Once all conditions are met the Optionee will be deemed to have earned an undivided 80% interest in the property, and a Joint Venture will before. Should either party not contribute once the JV commences their interest will be diluted until such point that should they eventually own less than 10% their interest will revert to a 2.5% Net Smelter Revenue.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer, whereby Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties had until July 31, 2021 to enter into a formal agreement, however Lithium Corporation agreed to extend the due diligence period until August 31, 2021. After doing due diligence Altura has indicated that they are moving forward with the project, and the parties have agreed that August 17th 2021 will be the effective date of the formal agreement, however the parties are still coming to terms at to the contents and form of the agreement. Should the formal agreement not be signed by October 15th, 2021 Altura has agreed to pay 2.5% interest (payable in shares) on the share portion of the option payment per month until the agreement is fully ratified.

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

In 2016 we signed an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. 1067323 B.C. Ltd., could have acquired an initial 80% undivided interest in the San Emidio property through the payment of an aggregate of US$100,000 in cash, completing a Going Public Transaction and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 300,000 common shares in the capital of the Resulting Issuer.

1067323 B.C. Ltd., could have acquired an initial 80% undivided interest in the San Emidio property through the payment of an aggregate of US$100,000 in cash, completing a Going Public Transaction and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 300,000 common shares in the capital of the Resulting Issuer as follows. No appreciable work was done on the property and in 2018 after making the cash payment and issuing 200,000 shares, American Lithium (ultimately the Optionee) notified Lithium Corporation in early June 2018 that they were allowing the option to lapse.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada. Pursuant to the terms of the Agreement, the Company may exercise the Property option as follows:

Make cash payments and share issuances to the Optionor in the following manner:

•	US$50,000 on signing the Agreement and issue 200,000 common shares on the Closing Date; and
•	US$70,000 and US$30,000 in common shares on or before the first anniversary of the Effective Date; and
•	US$70,000 and US$30,000 in common shares on or before the second anniversary of the Effective Date; and
•	US$70,000 and US$50,000 in common shares on or before third anniversary of the Effective Date; and
•	US$70,000 and US$70,000 in common shares on or before the fourth anniversary of the Effective Date; and
•	US$70,000 and US$90,000 in common shares on or before the fifth anniversary of the Effective Date.

Incur a minimum in Expenditures for exploration and development work on the Property of US$1,000,000 as follows:

•	US$100,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the first anniversary of the Effective Date; and
•	a cumulative total of US$250,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the second anniversary of the Effective Date; and
•	a cumulative total of US$450,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the third anniversary of the Effective Date; and
•	a cumulative total of US$700,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the fourth anniversary of the Effective Date; and
•	a cumulative total of US$1,000,000 of Expenditures to be incurred, or caused to be incurred, by the Optionee on the Property on or before the fifth anniversary of the Effective Date.

Once all conditions are met the Optionee will be deemed to have earned an undivided 80% interest in the property, and a Joint Venture will before. Should either party not contribute once the JV commences their interest will be diluted until such point that should they eventually own less than 10% their interest will revert to a 2.5% Net Smelter Revenue.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants. In 2020 Summa, LLC signed an option agreement with 1237025 Nevada Ltd., which eventually merged with a CSE listed company that ultimately became Summa Silver Corp. Under the terms of the agreement Summa Silver has undertaken to explore the property, pay $400,000 in cash and $400,000 in shares and incur $1.5 million in exploration expenditures in installments over the next five years. The first anniversary of the agreement occurred in March 2021, with Summa Silver having drilled the property continuously from June until December, and expending over $4,000,000 in exploration on the property during that time. Lithium Corporation received $13,000 from Summa, LLC as disbursements relating to the Tonopah option in Q1 2021. The agreement contained an acceleration clause and on September 28, 2021 Summa Silver advised Summa, LLC that they would be exercising their right to accelerate, and as such Summa, LLC’s interest has converted to a 1% Net Smelter Royalty (one half of which Summa Silver may purchase for $4,000,000) as Summa Silver issued 364,209 shares to Summa LLC on October 8, 2021 and paid $275,000 in cash on October 8, 2021.

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, nickle - cobalt and Rare Earth Element mineralization, as well as evaluating a wide range of opportunities brought to our company by third parties.

Additionally our company continues its generative program exploring for new deposits of next generation battery related materials, as well as assisting in the further development of the Hughes properties.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

We had net loss of $56,326 for the three month period ended September 30, 2021, which was $10,738 more than the net loss of $45,588 for the three month period ended September 30, 2020. The change in our results over the two periods is primarily the result of an increase in consulting fees, travel and professional fees. The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change Between Three Month Period Ended September 30, 2021 and September 30, 2020
Professional fees	$8,750	$4,750	$4,000
Exploration expenses	9,687	15,331	(5,644)
Consulting fees – related party	30,000	18,000	12,000
Consulting fees	975	-	975
Transfer agent and filing fees	5,032	5,629	(597)
Travel	5,730	522	5,208
General and administrative	3,152	1,356	1,796
Other loss (income)	(7,000)	-	(7,000)
Net loss (income)	$56,326	$45,588	$10,738

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

We had a net loss of $748,277 for the nine-month period ended September 30, 2021, which was $621,290 more than the net loss of $126,987 for the nine month period ended September 30, 2020. The change in our results over the two periods is primarily the result of an increase in consulting fees, transfer agent and filing fees, professional fees, exploration expenses and travel. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 31, 2020	Change Between Nine Month Period Ended September 30, 2021 and September 30, 2020
Professional fees	$63,277	$23,301	$39,976
Exploration expenses	44,755	19,470	25,285
Consulting fees – related party	90,000	58,500	31,500
Consulting fees	558,443	-	558,443
Transfer agent and filing fees	21,188	14,742	6,446
Travel	8,903	3,660	5,243
General and administrative	9,711	7,314	2,397
Other loss (income)	(48,000)	-	(48,000)
Net loss (income)	$748,277	$126,987	$621,290

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2021 reflects current assets of $1,949,618. We had cash in the amount of $1,892,426 and working capital in the amount of $1,772,176 as of September 30, 2021. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2021	At Dec 31, 2020
Current assets	$1,949,618	$206,051
Current liabilities	177,442	14,816
Working capital	$1,772,176	$191,235

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
Net cash (used in) operating activities	$(170,727)	$(124,470)
Net cash provided by investing activities	100,000	-
Net cash provided by financing activities	1,772,028	-
Net increase (decrease) in cash during period	$1,701,301	$(124,470)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $170,727, an increase of $46,257 from the $124,470 net cash outflow during the nine months ended September 30, 2020.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2021 was $100,000, which was a $100,000 change from the $Nil cash provided by investing activities during the nine months ended September 30, 2020.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 was $1,772,028 as compared to $Nil in cash provided by financing activities during the nine months ended September 30, 2020.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$991,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any loans in the future. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month. Due to our current cash position of approximately $1,892,426 as of September 30, 2021, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

At the end of the quarter on September 30, 2021 the Company has sold 6,840,797 shares to Lincoln Park for gross proceeds of $1,772,028. To November 5th, 2021 the Company has sold 7,240,797 shares for gross proceeds of $1,897,228.15.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended September 30, 2021 and 2020.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2021 and 2020, respectively.

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

LITHIUM CORPORATION
(Registrant)

Dated: November 15, 2021	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

