Form 10-K
period 2021-12-31
Lithium Corp
filed 2022-04-13
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,241,797 based on a $0.12 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

105,092,441 common shares as of April 13, 2022.

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

In June 2009 we optioned the Fish Lake Valley property in Esmeralda County Nevada, and ultimately earned a 100% interest in the property through a combination of exploration expenditures and share issuances. Lithium Corporation performed geophysical, geochemical and drilling work in the area into early 2016 at which time we entered into an agreement with the forerunner of American Lithium Corporation (TSX-V:Li) who could have earned an undivided 80% interest (with the residual 20% interest being purchasable post earn-in) in the property by incurring exploration expenses, making cash and share payments over a period of three years. American Lithium relinquished all interest in the property/option agreement in April 2019. In April 2021 the Company entered into a Letter of Intent with Altura Mining Limited whereby Altura (now Morella Corporation ASX:1MC, OTC-QB: ALTAF) may earn a 60% interest in the property by incurring exploration expenses, and making staged cash and share payments to Lithium Corporation over the next four years. Morella Corporation is the single largest shareholder in Lithium Corporation with over 10%, having acquired an interest through a non-brokered private placement in the Company in 2012. Subsequent to the initial consideration share issue for the Fish Lake Valley transaction Lithium Corporation is now in the top 20 shareholders of Morella.

In 2010 the Company acquired the San Emidio property through the staking of claims on open Bureau of Land Management administered Federal land in Washoe County Nevada. The company conducted geochemical, geophysical and drilling work over the next several years, and eventually optioned them off to American Lithium Corporation in May 2016 for a combination of exploration work, cash and share payments over the following three years. American Lithium allowed the option to lapse in 2018. In September 2021 Surge Battery Metals (TSX-V: Nili) entered into an option to earn an 80% interest in the property by incurring exploration expenses and making staged cash and share payments over the next five years.

In June 2013, we purchased a claim in the Sugar Lake area of British Columbia for 250,000 shares of our common stock. Known as the BC Sugar Property this property has expanded and contracted over time as we allowed a number of the less prospective claims to lapse. In January, 2014, we agreed to buy back the shares issued pursuant to the June 2013 agreement for $2,500. After doing considerable work up until spring 2019 all but approximately 203 acres (82.33 Hectares) of claims were allowed to lapse, and the property sat dormant. The market for flake graphite is improving, and the Company’s holdings here are currently approximately 2,947 acres (1,192.61 hectares), and we are planning a work program here this year.

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold 25%, and are active “Managing Members”. Our company’s initial capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological expertise to Summa, LLC. In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $138,000. The Tonopah property was optioned in early 2020, and the Optionee has earned a 100% interest in the property. Summa still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property, as well as other interests around the state of Nevada.

In April of 2016, our Company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation and was the entity through which we had planned to build a portfolio of lithium mineral properties. Also that April Lithium Royalty Corp acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smoky property through a Property Acquisition Agreement with 1069934 Nevada Ltd. (“Purchaser”) a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the “Purchaser Parent”, 1069934 B.C. Ltd.  By agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. and compensation under the agreement was received on November 2, 2017. The North Big Smoky claims were abandoned by the Purchaser in 2017 and recently the Company has re-staked claims in the general area.

On February 16, 2017, we issued a news release announcing that we had signed a letter of intent with Nevada Sunrise Gold Corp., (“NEV” (TSX-V - NEV, OTC - NVSGF)) with respect to our Salt Wells lithium-in-brine prospect located in Churchill County Nevada. Under the terms of the agreement NEV was to earn a 100% interest in the property subject to a 2% Net Smelter Royalty (NSR), and by making staged payments of cash and shares over the next two years. Issues arose with respect to the claim block and Nevada Sunrise’s understanding of the placement of the block, and ultimately it was determined that the Company would be best served by cancelling the agreement and refunding the money (minus bank fees) that Nevada Sunrise had sent. An informal letter agreement releasing the parties of all obligations save for the Area of Mutual Interest clause was executed by both parties on May 5, 2017 and funds in the amount of $24,950 were returned to NEV. The company no longer has any claims in this area.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and graphite and other energy metals properties in British Columbia.

Our current operational focus is to conduct generative exploration activities in Nevada, and on our titanium/REE and graphite properties, in British Columbia.

In April of 2016, our Company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation and was the entity through which we had planned to build a portfolio of lithium mineral properties. Also that April Lithium Royalty Corp acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smoky Property through a Property Acquisition Agreement with 1069934 Nevada Ltd. (“Purchaser”) a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the “Purchaser Parent”, 1069934 B.C. Ltd.  By agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) and the North Big Smoky claims were allowed to lapse. This area was subsequently re-staked by Lithium Corporation in March 2022.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge has undertaken to incur expenditures on the property of:

Year 1 – $100,000

Year 2 – cumulative total of, $250,000

Year 3 – cumulative total of, $400,000

Year 4 – cumulative total of, $700,000

Year 5 – cumulative total of, $1,000,000

And make annual payments on the agreement anniversary of:

Year 1 – $70,000, and $30,000 worth of Surge common stock

Year 2 – $70,000, and $30,000 worth of Surge common stock

Year 3 – $70,000, and $50,000 worth of Surge common stock

Year 4 – $70,000, and $70,000 worth of Surge common stock

Year 5 – $70,000, and $90,000 worth of Surge common stock

Upon fulfillment of the aforementioned commitments Surge will be deemed to have earned their undivided 80% interest and will form a joint venture with the Company. Should either company default on funding further development of the property their interest will revert to a 2.5% Net Smelter royalty should they be diluted below a 10% interest. Effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement were; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the following three years to earn an 80% interest in the property. 1067323 then had a subsequent Earn-In option to purchase Lithium Corporation’s remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at which point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1067323 for an additional $1,000,000. 1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016. The Company waived the work requirement for the first year and received extra shares of American Lithium Corp as consideration for the amendment to the Agreement. In June 2018, the Company received notification that the purchaser was relinquishing any right to earn an interest in the property and, as such, $202,901 was taken into income. During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the property which then had a net book value of $Nil. Surge has recently announced that they have completed geochemical work on the prospect block, and are contemplating geophysics and eventually drilling for our claims here.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock. On February 16, 2016, Lithium Corp had issued a news release announcing that our company had entered into a letter of intent with 1032701 B.C. Ltd. with respect to our Fish Lake Valley property. On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement. The terms of the Earn-In Agreement allowed 1032701 to earn an 80% interest in Fish Lake Valley for payments over three years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property over three years in the amount of $1,100,000. 1032701 then had a Subsequent Earn-In option to purchase Lithium Corporation’s remaining 20% working interest within one year of earning the 80% by paying the Company a further $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1032701 for an additional $1,000,000. Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire 1032701 B.C. Ltd and the right to acquire the Fish Lake Valley Property. Menika Mining completed the acquisition of 1032701 B.C. and fulfilled the initial obligations of the Fish Lake Valley Earn-In-Agreement in April of 2016. Meninka later changed their name to American Lithium. While the Purchaser did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and at that time had a net book value of $Nil. Recently Morella has indicated that they have completed phase I of a passive seismic survey, and are looking to progress onto phase II. Also they have recently shipped an initial brine sample for further bench testing for amenability to direct lithium extraction (DLE).

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

Also in the general area of the Michael property, the Yeehaw property had been staked over a similar but lower amplitude tantalum/total rare earth elements (TREE’s) in stream sediment anomaly. Both properties are situated within the Eocene Coryell Batholith, and at the time it was thought that these anomalies may arise from either carbonatite or pegmatite type deposits. The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results. This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature later in July, and again in early October 2017. These examinations uncovered a zone roughly 30 meters wide which included an interval that is mineralized with approximately 0.75% TREE’s. While markedly anomalous it is not exceedingly enriched in TREE’s. However this zone may not be the “main event” in the area but a harbinger of bigger and better things, and also it is enriched in titanium (Ti), which could possibly be in the form of Perovskite, a mineral of considerable interest for the next generation of photo-voltaic cells. Preliminary geological and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017. The third property – Three Valley Gap, is in the Revelstoke Mining Division and is situated in a locale where several Nb-Ta enriched carbonatites have been noted to occur. A brief field program by Bormal in 2015 located one of these carbonatites, and concurrent soil sampling determined that the soils here are enriched with Nb-Ta over the known carbonatite, and indicated that there are other geochemical anomalies locally that may indicate that more carbonatites exist here and are shallowly buried.

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares were issued and the Yeehaw property has been transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide lamprophyric dyke (Horseshoe Bend showing) that exhibits anomalous titanium/REE mineralization. The company staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Additional work was performed on the property in 2019 and 2020 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters. The Company has recently increased its land position here to approximately 5,438 acres (2200.93 hectares) and is currently in the planning stages for field season 2022.

At the BC Sugar property in the Okanagan Highlands to the east of Vernon British Columbia the Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018. This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey. Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock. The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used. The Company had reduced its acreage holdings here to approximately 203 acres (82 hectares) for several years and placed this prospect on the “back burner”, however with the flake graphite market improving recently and predictions of further growth in that sector, the Company has recently re-acquired claims in the area covering the three most prospective areas, with approximately 1626 acres (657.95 hectares) of claims covering the Sugarland prospect to the east, and approximately 1321 acres (534.66 hectares) of claims covering the Weather Station and Taylor Creek showings to the west. The Company is currently in the planning stages with respect to the work to be done on these prospects this summer.

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Summa was formed to acquire and administer the residual lands that originated in the 60’s and 70’s through Howard Hughes’s – Hughes Corporation, which went on a mining property buying spree at that time. Our company’s capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological and land expertise to Summa, LLC. In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $138,000. The Tonopah property was optioned in early 2020, and the Optionee has earned a 100% interest in the property. Summa still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property. Recently Summa entered into an agreement with North American Silver Corporation (TSX-V:NSC) whereby NSC can earn a 100% interest with respect to Summa’s Belmont Nevada claims (not to be confused with the Belmont mine in Tonopah) by paying $200,000 in cash or at Optionor’s discretion shares over 5 years, and election must be made by the sixth agreement anniversary to purchase the lands (69.96 acres) at $10,000 per acre. Should NSC earn their interest Summa, LLC would retain a 1% Net Smelter Royalty – 50% of which may be subsequently purchased by the Optionor. Summa, LLC still retains a 100% interest (subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $2,243,121 as of December 31, 2021. At December 31, 2021, we had working capital of $1,057,180. We incurred a net loss of $1,745,273 for the year ended December 31, 2021. We estimate our average monthly operating expenses to be approximately $74,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 2. Properties

Our corporate head office is located at 1031 Railroad St., Ste 102B, Elko Nevada 89801, our monthly rent is $500 paid to a Rangefront Geological, a related party, which also includes storage space for field gear. We also rent office and storage space in Rossland BC in support of our Yeehaw and BC Sugar prospects, which rent is also $500 per month. Additionally Lithium Corporation owns outright 2.3 acres (five lots) of undeveloped fee-title land in the town of Tonopah, NV.

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

The Optionee needed to make qualified exploration or development expenditures on the property of $200,000 before the first anniversary, an additional $300,000 before the second anniversary, an additional $600,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, after the initial earn-in the Optionee had the right for up to 12 months to purchase our 20% interest in the property for $1,000,000, at which point our interest would have reverted to a 2 1/2% Net Smelter Royalty (NSR). The Optionee could then have elected at any time to purchase one half (1.25%) of our NSR for $1,000,000.

American Lithium Corp. subsequently acquired 100% of 1032701 BC, and a formal option agreement was entered into, effective March 31, 2016. An amendment to the agreement was entered into on the 14th of February 2018 whereby American Lithium issued 10,000 post consolidation “Agreement Year” shares to Lithium Corporation as mandated by the agreement, as well as a further 80,000 shares in consideration for Lithium Corporation agreeing to extend the work commitment date for Year 2 of the agreement to September 30, 2018.  We had received all money, and common shares issuable in relation to the Fish Lake Valley option agreement, but the Purchaser issued formal notice of the relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and has a net book value of $Nil.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change), an Australian Lithium explorer and developer and a related party, whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock. Recently Morella has indicated that they have completed phase I of a passive seismic survey, and are looking to progress onto phase II. Also they have recently shipped an initial brine sample for further bench testing for amenability to direct lithium extraction (DLE).

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

Lithium Corporation was granted a drilling permit in 2019 to drill three drill holes here, and had intended to drill in 2020, however the weak market for lithium carbonate precluded expending capital on this project, and so drilling was delayed until such time as the market picked up again.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge has undertaken to incur expenditures on the property of:

Year 1 – $100,000

Year 2 – cumulative total of, $250,000

Year 3 – cumulative total of, $400,000

Year 4 – cumulative total of, $700,000

Year 5 – cumulative total of, $1,000,000

And make annual payments on the agreement anniversary of:

Year 1 – $70,000, and $30,000 worth of Surge common stock

Year 2 – $70,000, and $30,000 worth of Surge common stock

Year 3 – $70,000, and $50,000 worth of Surge common stock

Year 4 – $70,000, and $70,000 worth of Surge common stock

Year 5 – $70,000, and $90,000 worth of Surge common stock

Upon fulfillment of the aforementioned commitments Surge will be deemed to have earned their undivided 80% interest and will form a joint venture with the Company. Should either company default on funding further development of the property their interest will revert to a 2.5% Net Smelter royalty should they be diluted below a 10% interest. Surge has recently announced that they have completed geochemical work on the prospect block, and are contemplating geophysics and eventually drilling for our claims here.

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

A “mini-bulk sample” was taken from the Weather Station Zone in October 2017, and submitted to SGS Vancouver for preliminary bench tests, and further petrographic analysis. Tests indicated that the “fairly coarse” flake graphite was easily liberated from the unconsolidated host material, and initial flotation tests were positive with over 80% of the graphite in the sample being floated off.

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018. This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey. Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock. The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used. The Company had reduced its acreage holdings here to approximately 203 acres (82 hectares) to facilitate applying 5 years assessment credit to the most prospective area of the property, and had placed it on the “back burner” in favor of developing other prospects, however with the flake graphite market improving recently and predictions of further growth in that sector, the Company has recently re-acquired claims in the area covering the three most prospective areas, with approximately 1626 acres (657.95 hectares) of claims covering the Sugarland prospect to the east, and approximately 1321 acres (534.66 hectares) of claims covering the Weather Station and Taylor Creek showings to the west. The Company is currently in the planning stages with respect to the work to be done on these prospects this summer.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property immediately after the court awarded Summa ownership in 2013, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants. The subsequent appeal of this verdict was quashed later in 2018, and there has been no further action on that account. Summa signed a Letter of Intent on January 14, 2020 with respect to the Tonopah property whereby 1237025 BC Ltd, can earn a 100% interest in the property (subject to a 1.0% Net Smelter Royalty or NSR) by paying $400,000 in cash, issuing $400,000 in shares, and incurring $1.5 million in exploration expenditures in stages over the next 5 years. The Optionee would also have the right to purchase ¼ of the NSR for $1,500,000, and the future right to purchase a further ¼ of the NSR for $2,500,000. The definitive agreement was signed in March of 2020, and 1237025 BC Ltd subsequently merged with Pinnacle North Gold Corp., who then changed their name to Summa Silver Corp. Summa Silver actively explored the property in the second half of 2020, drilling roughly 14,000 meters in 29 drill holes. Additionally more work was performed on the Belmont tailings portion of the project aided by Lithium Corporation personnel, who have been actively promoting and advancing this aspect of the Tonopah holdings since acquisition. In 2021 Summa Silver accelerated the earn-in provisions of the option agreement and was transferred a 100% interest in the property. Summa still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property. Recently Summa entered into an agreement with North American Silver Corporation (TSX-V:NSC) with respect to Summa’s Belmont Nevada claims (not to be confused with the Belmont mine in Tonopah) whereby NSC can earn a 100% interest by paying $200,000 in cash or at Optionor’s discretion shares over 5 years, and election must be made by the sixth agreement anniversary to purchase the lands (69.96 acres) at $10,000 per acre. Should NSC earn their interest Summa, LLC would retain a 1% Net Smelter Royalty – 50% of which may be subsequently purchased by the Optionor. Summa, LLC still retains a 100% interest (subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past. In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the property to 1069934 Nevada Ltd. (“Purchaser”) a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the “Purchaser Parent”, 1069934 B.C. Ltd, and retained a royalty on the property.  No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse. This area was subsequently re-staked by Lithium Corporation in March 2022.

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

Lithium Corporation conducted fieldwork on the Michael, and Yeehaw properties during summer 2017. At Yeehaw a 30 meter wide structure was discovered that is anomalous for titanium and Rare Earth Elements, while soil sampling at Michael detected an anomaly that is greater than 800 meters in length that exhibits increased Tantalum-Niobium plus Rare Earth Element mineralization. The Company has dropped any further interest in both the Michael and Three Valley Gap properties, and has earned its 100% interest in the Yeehaw property. Field work on the Yeehaw property in Spring 2018 discovered a further zone of Ti/REE enrichment, and additional work was performed on the property in 2019 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters. The Company has recently increased its land position here to approximately 5,438 acres (2200.93 hectares) and is currently in the planning stages for field season 2022.

Our company has been financing progressively since Spring 2021, and is ramping up exploration activities on our existing properties, as well as embarking on a generative program exploring for new deposits of next generation battery related materials and are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite or other “energy metals” as well as continuing to evaluate opportunities brought to our company by third parties.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB operated by OTC Markets Inc., under the symbol “LTUM.” The following quotations, obtained from OTC Markets, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2021	$0.347	$0.195
September 30, 2021	$0.480	$0.280
June 30, 2021	$0.510	$0.292
March 31, 2021	$1.220	$0.321
December 31, 2020	$0.269	$0.250
September 30, 2020	$0.213	$0.170
June 30, 2020	$0.128	$0.111
March 31, 2020	$0.090	$0.081
December 31, 2019	$0.056	$0.051

____________

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

On April 7, 2022, the shareholders’ list showed 52 registered shareholders with 105,092,441 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2021:

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

Convertible Securities

As of December 31, 2021, we had no outstanding options to purchase any shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2021.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2021.

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

Plan of Operations and Cash Requirements

Cash Requirements

Our current operational focus is to conduct exploration activities on the Yeehaw, and BC Sugar properties in British Columbia, while working towards generating other energy metals related projects. We expect to review other potential exploration third-party projects from time to time as they are presented to us.

Our net cash from financing activities during the year ended December 31, 2021 was $2,054,028 as compared to $Nil during the year ended December 31, 2020. As at December 31, 2021, we had approximately $2,243,121 in cash.

Over the next twelve months (beginning March 1, 2022) we expect to expend funds as follows:

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

Results of Operations - Twelve Months Ended December 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2021, which are included herein.

Our operating results for the twelve months ended December 31, 2021, for the twelve months ended December 31, 2020 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2021	Twelve Month Period Ended December 31, 2020	Change Between Twelve Month Periods Ended December 31, 2021 and December 31, 2020
Revenue	$-	$-	$-
Professional fees	74,521	28,174	46,347
Exploration expenses – related party	12,234	3,656	8,567
Exploration expenses	33,756	18,028	15,728
Consulting fees – related party	120,000	76,500	43,500
Consulting fees	560,880	-	560,880
Transfer agent and filing fees	27,893	19,908	7,985
Travel	12,711	9,003	3,708
General and administrative	13,789	4,051	9,738
Change in fair value of marketable securities	987,489	-	987,489
Other income	(98,000)	-	(98,000)
Net loss	$1,745,273	$159,320	$1,585,953

Our financial statements report a net loss of $1,745,273 for the twelve month period ended December 31, 2021 compared to a net loss of $159,320 for the twelve month period ended December 31, 2020. Our losses have increased by $1,585,953, primarily as a result of increases in operating expenses including consulting fees, professional fees, exploration expenses and a one-time fair value adjustment for marketable securities.

Our operating expenses for the year ended December 31, 2021 were $855,784 compared to $159,320 as of December 31, 2020. The increase in operating expenses was across the board as the Company looked to ramp up expenditures in efforts to heighten the profile of the company, while trying to move its properties further along the continuum towards development.

Liquidity and Financial Condition

Working Capital

	At December 31, 2021	At December 31, 2020
Current assets	$2,659,106	$206,051
Current liabilities	1,601,926	14,816
Working capital (deficiency)	$1,057,180	$191,235

Cash Flows

	Year Ended
	December 31
	2021	2020
Net cash (used in) operating activities	$(202,032)	$(155,135)
Net cash (used in) investing activities	200,000	-
Net cash (used in) financing activities	2,054,028	-
Net increase (decrease) in cash during period	$2,051,996	$(155,135)

Operating Activities

Net cash used in operating activities was $202,032 for the year ended December 31, 2021 compared with net cash used in operating activities of $155,135 in the same period in 2020.

Investing Activities

Net cash provided by investing activities was $200,000 for the year ended December 31, 2021 compared to net cash used in investing activities of $ Nil in the same period in 2020.

Financing Activities

On January 25, 2021 we entered into a purchase agreement (the “Purchase Agreement”), and a registration rights agreement, (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $10,300,000 of the Company’s common stock, $0.001 par value per share (the “Common Stock”). In connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 380,952 shares of Common Stock for a purchase price of $160,000 (“Original Purchase”), and then another 357,995 shares (“Initial Purchase”) for $150,000 after SEC approval of the S-1 document in April 2021.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,300,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the “Commencement Date”). The Company shall also have the right, but not the obligation to sell to Lincoln Park up to $150,000 of shares of Common Stock on the Commencement Date at the Purchase Price (as defined below).

Under the Purchase Agreement, on any business day over the term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a “Purchase Notice”) directing Lincoln Park to purchase up to 100,000 shares of Common Stock per business day, which increases to up to 150,000 shares in the event the price of the Company’s Common Stock is not below $0.25 per share; up to 200,000 shares in the event the price of the Company’s Common Stock is not below $0.35 per share and up to 250,000 shares in the event the price of the Company’s Common Stock is not below $0.50 (the “Regular Purchase”) (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. The Purchase Agreement provides for a purchase price per Purchase Share (the “Purchase Price”) equal to 93% of the lesser of:

●	the lowest sale price of the Company’s Common Stock on the purchase date; and

●

the average of the three lowest closing sale prices for the Company’s Common Stock during the twelve consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an “Accelerated Purchase Notice”) directing Lincoln Park to purchase an amount of stock (the “Accelerated Purchase”) equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company’s Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the “Accelerated Purchase Period”). The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to 93% of the lesser of:

●	the volume weighted average price of the Company’s Common Stock during the applicable Accelerated Purchase Period on the applicable Accelerated Purchase Date; and

●	the closing sale price of the Company’s Common Stock on the applicable Accelerated Purchase Date.

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

Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

At the end of the fiscal year on December 31, 2021 the company has sold 6,465,018 common shares to Lincoln Park for gross proceeds of $ 2,054,028, and to March 31st, 2022 the Company has sold 9,440,797 shares for gross proceeds of $2,394,028.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2021, our company had a net loss of $1,745,273 and has earned no revenues. Our company intends to continue funding operations through our financing arrangement with Lincoln Park Capital, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lithium Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a negative cash flow from operations, which raises substantial doubt  about its ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The risk of Going Concern was determined to be a critical audit matter due to the Company’s reoccurring net losses and negative cash flows from operations.

To evaluate the appropriateness of the lack of going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and managements lack of disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company's auditor since 2016.

Houston, IX

April 13, 2022

LITHIUM Corporation
Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$2,243,121	$191,125
Marketable securities	393,481	-
Deposits	700	700
Prepaid expenses	21,804	14,226
Total Current Assets	2,659,106	206,051

TOTAL ASSETS	$2,659,106	$206,051

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,705	$9,556
Accounts payable and accrued liabilities - related party	2,251	5,260
Allowance for optioned properties	1,580,970	-

TOTAL CURRENT LIABILITIES	1,601,926	14,816

TOTAL LIABILITIES	1,601,926	14,816

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 103,492,441 and 95,651,644 common shares outstanding, respectively	103,493	95,652
Additional paid in capital	6,925,724	4,322,347
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(6,532,665)	(4,787,392)

TOTAL STOCKHOLDERS' EQUITY	1,057,180	191,235

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,659,106	$206,051

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Year ended December 31, 2021	Year ended December 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	74,521	28,174
Exploration expenses - related party	12,234	3,656
Exploration expenses	33,756	18,028
Consulting fees - related party	120,000	76,500
Consulting fees	560,880	-
Transfer agent and filing fees	27,893	19,908
Travel	12,711	9,003
General and administrative expenses	13,789	4,051
TOTAL OPERATING EXPENSES	855,784	159,320

LOSS FROM OPERATIONS	(855,784)	(159,320)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(987,489)	-
Other income	98,000	-
TOTAL OTHER INCOME (EXPENSE)	(889,489)	-

LOSS BEFORE INCOME TAXES	(1,745,273)	(159,320)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,745,273)	$(159,320)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	99,843,819	95,651,644

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2019	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(4,628,072)	$350,555

Net loss	-	-	-	-	-	(159,320)	(159,320)

Balance, December 31, 2020	95,651,644	95,652	4,322,347	369,115	191,513	(4,787,392)	191,235

Shares issued for services	1,375,779	1,376	555,814	-	-	-	557,190
Shares issued for cash	6,465,018	6,465	2,047,563	-	-	-	2,054,028
Net loss	-	-	-	-	-	(1,745,273)	(1,745,273)

Balance, December 31, 2021	103,492,441	$103,493	$6,925,724	$369,115	$191,513	$(6,532,665)	$1,057,180

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Year ended December 31, 2021	Year ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,745,273)	$(159,320)
Adjustment to reconcile net loss to net cash used in operating activities
Shares issued for services	557,190	-
Change in fair value of marketable securities	987,489	-
Changes in assets and liabilities:
Decrease in prepaid expenses	(7,578)	6,278
Increase (decrease) in accounts payable and accrued liabilities	6,140	(2,093)
Net Cash Used in Operating Activities	(202,032)	(155,135)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from properties	200,000	-
Net Cash Provided by Investing Activity	200,000	-

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	2,054,028	-
Net Cash Provided by Finanicng Activity	2,054,028	-

Increase (Decrease) in cash	2,051,996	(155,135)
Cash, beginning of period	191,125	346,260
Cash, end of period	$2,243,121	$191,125

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS:
Marketable securities received as consideration for mineral property option	$1,380,970	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

December 31, 2021

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

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended December 31, 2021 and 2020.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $202,032 (2020: $155,135) of cash in operations for the year ended December 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2021 and December 31, 2020, respectively:

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$2,243,121	$-	$-
Marketable securities	393,481
Total Assets	2,636,602	-	-
Liabilities
Total Liabilities	-	-	-
	$2,626,602	$-	$-

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$191,125	$-	$-
Total Assets	191,125	-	-
Liabilities
Total Liabilities	-	-	-
	$191,125	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2020	$-
Additions	1,380,970
Fair value adjustment	(987,489)

Balance, December 31, 2021	$393,481

The Company classifies it’s marketable securities as available for sale.

During the year ended December 31, 2021, the Company received 200,000 common shares with a value of $51,260 related to the option of the San Emidio Property.

During the year ended December 31, 2021, the Company received 28,176,951 common shares from a related party with a value of $1,329,710 related to the option of the Fish Lake Property.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Professional fees	$4,800	$-
Transfer agent fees	17,004	14,226
Total prepaid expenses	$21,804	$14,226

Note 6 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock. On September 30, 2009, the Company effected a 60-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

Common Stock

On January 25, 2021, we issued 380,952 common shares for an aggregate purchase price of $150,000 and issued 1,375,779 common shares with a fair value of $557,190 for services.

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

On October 7, 2021, we issued 200,000 common shares for an aggregate purchase price of $57,600.

On November 8, 2021, we issued 200,000 common shares for an aggregate purchase price of $57,600.

On November 16, 2021, we issued 200,000 common shares for an aggregate purchase price of $58,400.

On November 24, 2021, we issued 200,000 common shares for an aggregate purchase price of $58,000.

On December 1, 2021, we issued 200,000 common shares for an aggregate purchase price of $50,400.

Note 7 – Mineral Properties

Fish Lake Valley

On April 29, 2021 we signed a Letter Of Intent (LOI) with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Morella Corporation has paid $150,000 and issued 28,176,951 common shares with a fair value of $1,329,710.

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

Note 8 – Allowance for Optioned Properties

Fish Lake Valley

On October 21, 2021 we signed an agreement with Morella Corporation, an Australian Lithium explorer and developer, whereby the Morella Corporation can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Morella Corporation, a related party, has paid $150,000 and issued 28,176,951 common shares with a fair value of $1,329,710.

As of September 30, 2021, the Company has received $150,000 in relation to the agreement. The Company recorded $1,479,710 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The agreement was signed with a purchaser that has a common director as the Company.

San Emidio

On September 16, 2021, the Company entered into a Letter of Intent with respect to the San Emidio Property whereby the optionor will pay $50,000 on signing (received) and issue 200,000 common shares within 5 days of closing.

As of December 31, 2021, the Company has received $50,000 and 200,000 common shares in relation to the letter of intent. The Company recorded $101,260 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

Note 9 – Related Party Transactions

The Company paid consulting fees totaling $120,000 to related parties for the year ended December 31, 2021, respectively (2020: $76,500).

The Company paid exploration fees totaling $10,671 to related parties for the year ended December 31, 2021.

The Company paid rent fees totaling $6,600 to related parties for the year ended December 31, 2021.

As at December 31, 2021, the Company had $2,251 owing to related parties.

During the year ended December 31, 2021, the company received $98,000 in distributions from Summa, LLC, a Limited Liability Corporation with shared management as the Company. The Company holds a 25% investment in Summa LLC. The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the year ended December 31, 2021, the Company has received $150,000 and 28,176,951 common shares from a related party through common directors with a fair value of $1,329,710 in relation to the agreement signed in relation to the Fish Lake property. See note 4, 7 and 8.

Note 10 – Income Taxes

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $6,532,000 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2020 and 2019:

	2021	2020
Federal income tax benefit attributable to:
Current operations	$366,510	$159,320
Less: valuation allowance	(366,520)	(159,320)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (2020: 21%) of significant items comprising our net deferred tax amount is as follows at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$1,371,764	$1,005,254
Less: valuation allowance	(1,371,764)	(1,005,254)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $6,532,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 11 – Commitments and Contingencies

On July 1, 2021, the Company signed a rental agreement with a related party for office and storage space. The rental agreement is on a month-to-month basis for a monthly fee of $500 with no escalating payments and, as such, does not fall under ASC 842.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2021, there were no pending or threatened litigation against the Company.

Note 12 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2021 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

Subsequent to December 31, 2021, the Company issued 1,600,000 common shares for proceeds of $329,600.

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2021 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was ineffective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Lewis	President, Treasurer, Secretary and Director	67	August 25, 2009
James Brown	Director	58	December 19, 2012
Brian Goss	Director	43	May 30, 2014

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

James Brown - Director

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years’ experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Morella Corporation (ASX:1MC, OTC-QB:altaf) -(formerly Altura Mining Limited) an Australian listed company presently focused primarily on developing the Fish Lake Valley lithium-in-brine deposit. James is a member of the Australian Institute of Company Directors (MAICD).

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Brian Goss(1)	1	1	0

______________

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Tom Lewis(1) President, Treasurer,Secretary, and Director	2021 2020	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,0002) 76,500	120,000 76,500 (2)
Brian Goss(3) Director, Former President, Treasurer, Secretary	2021 2020	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

___________

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

2021 Grants of Plan-Based Awards

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2022, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Tom Lewis(2) PO Box 2053 Richland, WA 99352	5,000,000 Common Shares	4.78%
James Brown(3) Apartment Pearl Garden, Unit No. Wp00606 Jl. Jen. Gatot Subroto Kav 5-7 Jakarta 12930 Indonesia	Nil	0%
Brian Goss(4) 1031 Railroad Street Suite 102B Elko, NV 89801	Nil	0%
Directors and Executive Officers as a Group	5,000,000 Common Shares	4.78%
John Hiner 9443 Axlund Road Lynden, WA 98264	8,686,110 Common Shares	8.31%
Altura Lithium Pty. Ltd. P.O. Box 4088 Springfield, Qld., 4300 Australia	9,989,076 Common Shares	9.56%
Shareholders Holding Over 5%	18,675,186 Common Shares	21.01%

54

___________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 14, 2022. As of March 14, 2022 there were 105,092,441 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021 and for fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Audit Fees	$14,000	$13,500
Audit Related Fees	Nil	Nil
Tax Fees	$3,000	$1,500
All Other Fees	Nil	Nil
Total	$17,500	$9,000

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
10.9

Exploration Earn-In Agreement dated effective February 10, 2016 between our company, 1067323 Nevada Ltd. and 1067323 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2016)

10.10

Purchase Agreement, by and between Lithium Corporation and Lincoln Park Capital Fund, LLC, dated January 25, 2021. (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2021)

10.11

Registration Rights Agreement, by and between Lithium Corporation and Lincoln Park Capital Fund, LLC, dated January 25, 202. (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2021)

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

LITHIUM CORPORATION
(Registrant)

Dated: April 13, 2022	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2022	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 13, 2022	/s/ Brian Goss
Brian Goss
Director

Dated: April 13, 2022	/s/ James Brown
James Brown
Director

