Form 10-Q
period 2022-03-31
Lithium Corp
filed 2022-05-16
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 105,692,441 common shares issued and outstanding as of May 16, 2022

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	March 31, 2022	December 31, 2021
CURRENT ASSETS
Cash	$2,490,294	$2,243,121
Marketable securities	739,081	393,481
Deposits	700	700
Prepaid expenses	23,376	21,804
Total Current Assets	3,253,451	2,659,106

OTHER ASSETS
Equipment, net of accumulated depreciation	33,817	-

TOTAL ASSETS	$3,287,268	$2,659,106

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,503	$18,705
Accounts payable and accrued liabilities - related party	17,740	2,251
Allowance for optioned properties	1,580,970	1,580,970

TOTAL CURRENT LIABILITIES	1,601,213	1,601,926

TOTAL LIABILITIES	1,601,213	1,601,926

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 105,092,441 and 103,492,441 common shares outstanding, respectively	105,093	103,493
Additional paid in capital	7,258,124	6,925,724
Additional paid in capital - options	191,513	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(6,237,790)	(6,532,665)

TOTAL STOCKHOLDERS' EQUITY	1,686,055	1,057,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,287,268	$2,659,106

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	9,882	36,109
Depreciation	1,833	-
Exploration expenses - related party	6,219	26,632
Exploration expenses	8,866	-
Consulting fees - related party	45,000	30,000
Consulting fees	5,250	573,055
Transfer agent and filing fees	6,593	7,781
Travel	3,133	42
General and administrative expenses	3,949	2,316
TOTAL OPERATING EXPENSES	90,725	675,935

LOSS FROM OPERATIONS	(90,725)	(675,935)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	345,600	-
Other income	40,000	15,000
TOTAL OTHER INCOME (EXPENSE)	385,600	15,000

LOSS BEFORE INCOME TAXES	294,875	(660,935)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$294,875	$(660,935)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	104,110,219	96,764,240

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2020	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(4,787,392)	$191,235

Shares issued for services	1,375,779	1,376	555,814	-	-	-	557,190
Shares issued for cash	6,465,018	6,465	2,047,563	-	-	-	2,054,028
Net loss	-	-	-	-	-	(1,745,273)	(1,745,273)

Balance, December 31, 2021	103,492,441	103,493	6,925,724	369,115	191,513	(6,532,665)	1,057,180

Shares issued for cash	1,600,000	1,600	332,400	-	-	-	334,000
Net income	-	-	-	-	-	294,875	294,875

Balance, March 31, 2022	105,092,441	$105,093	$7,258,124	$369,115	$191,513	$(6,237,790)	$1,686,055

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$294,875	$(660,935)

Adjustment to reconcile net income (loss) to net cash used in operating activities
Shares issued for services	-	557,190
Change in fair value of marketable securities	(345,600)	-
Depreciation	1,833	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	(1,572)	1,429
Increase (decrease) in accounts payable and accrued liabilities	(713)	15,410
Net Cash Used in Operating Activities	(51,177)	(86,906)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	(35,650)	-
Net Cash Used in Investing Activity	(35,650)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	334,000	150,000
Net Cash Provided by Financing Activity	334,000	150,000

Increase (Decrease) in cash	247,173	63,094
Cash, beginning of period	2,243,121	191,125
Cash, end of period	$2,490,294	$254,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

March 31, 2022

(unaudited)

Note 1 - Summary of Significant Accounting Policies

Lithium Corporation (formerly Utalk Communications Inc.) (the “Company”) was incorporated on January 30, 2007 under the laws of Nevada.

Nevada Lithium Corporation was incorporated on March 16, 2009 under the laws of Nevada under the name Lithium Corporation. On September 10, 2009, the Company amended its articles of incorporation to change its name to Nevada Lithium Corporation. By agreement dated October 9, 2009 Nevada Lithium Corporation and Lithium Corporation amalgamated as Lithium Corporation. Lithium Corporation is engaged in the acquisition and development of certain lithium interests in the state of Nevada.

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

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended March 31, 2022 and 2021.

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

Equipment

Equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation of equipment is provided utilizing the straight-line method over the estimated useful lives, being 5 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its financial position or results of operations upon adoption.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $1,652,238 as at March 31, 2022 (December 31, 2021: $1,057,180) and has used $51,177 (2021: $86,906) of cash in operations for the three months ended March 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2022 and December 31, 2021, respectively:

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$2,490,294	$-	$-
Marketable securities	739,081	-	-
Total Assets	3,229,375	-	-

Liabilities	-	-	-
Total Liabilities	$3,229,375	$-	$-

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$2,243,121	$-	$-
Marketable securities	393,481		-
Total Assets	2,636,602	-	-

Liabilities	-	-	-
Total Liabilities	$2,636,602	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2021	$393,481
Additions	-
Fair value adjustment	345,600

Balance, March 31, 2022	$739,081

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

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Professional fees	$-	$4,800
Transfer agent fees	23,376	17,004
Total prepaid expenses	$23,376	$21,804

Note 6 – Equipment

Equipment, net of depreciation, consisted of the following:

		Balance
Description	Useful Life	March 31, 2022	December 31, 2021
Exploration Equipment	5 years	$35,650	$-
Less accumulated depreciation		(1,833)	-

Total Equipment		$33,817	$-

Depreciation expense was $1,833 for the three months ended March 31, 2022 (2021: $Nil).

Note 7 - Capital Stock

During the year-ended December 31, 2021, the Company issued 6,465,018 common shares for cash proceeds of 2,054,028 and 1,375,779 common shares for services.

During the three months ended March 31, 2022, the Company issued 1,600,000 for cash proceeds of $334,000.

Note 8 – Mineral Properties

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

Note 9 – Allowance for Optioned Properties

Fish Lake Valley

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer and related party, whereby the Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years.  To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties had until July 31, 2021 to enter into a formal agreement, however Lithium Corporation agreed to extend the due diligence period until August 31, 2021.  On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada.

As of March 31, 2022, the Company has received $50,000 in relation to the letter of intent.  The Company recorded $50,000 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Note 10 – Related Party Transactions

The Company paid consulting fees totaling $45,000 and $30,000 to related parties for the three months ended March 31, 2022 and 2021, respectively.

The Company paid rent fees totaling $1,500 and $1,500 to related parties for the three months ended March 31, 2022 and 2021, respectively.

The Company paid exploration expenses totaling $6,219 and $26,632 to related parties for the three months ended March 31, 2022 and 2021, respectively.

As at March 31, 2022, the Company had $17,740 owing to related parties (December 31, 2021 - $2,251).

During the three months ended March 31, 2022, the company received $40,000 (2021 - $15,000) in distributions from Summa, LLC, a Limited Liability Corporation with shared management as the Company.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

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

Note 12 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2022 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

Subsequent to March 31, 2022, the Company issued 600,000 common shares for proceeds of $147,000.

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

In April of 2016 our company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation in which we had planned to build a portfolio of lithium mineral property royalties. Also in April of 2016 Lithium Royalty Corp staked the North Big Smoky block of mineral claims in Nye County Nevada. On May 13th, 2016 Lithium Royalty Corp sold the North Big Smoky property to 1069934 Nevada Ltd., for $10,000.00, reimbursement of staking and filing fees, and 300,000 shares in the "Purchaser Parent". Lithium Royalty Corp retained a 2.5% Net Smelter Royalty ("NSR") on the North Big Smoky Property and the Purchaser had the right to purchase up to one-half (50%) of the NSR for $1,000,000 to reduce the NSR to 1.25%. On April 28, 2017, the Company entered into an Assignment Agreement with Lithium Royalty Corp. for the assignment of the residual interest in the North Big Smoky Property and the subsidiary was subsequently voluntarily dissolved with the Nevada Secretary of State effectively on April 28, 2017. By agreement dated September 13th, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. (successor of 1069934) for $3,000. Lithium Corporation was compensated on November 02, 2017.

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

In March 2022 the Company staked claims in the North Big Smoky area once again and have recently (May 13, 2022) entered into a Letter of Intent (LOI) with Morella Corporation a related company whereby Morella will earn an undivided 60% interest in the property by paying $50,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement. Morella must issue $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years. Additionally Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000. Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.

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

Year 2 – $70,000, and $30,000 worth of Surge common stock

Year 3 – $70,000, and $50,000 worth of Surge common stock

Year 4 – $70,000, and $70,000 worth of Surge common stock

Year 5 – $70,000, and $90,000 worth of Surge common stock

Upon fulfillment of the aforementioned commitments Surge will be deemed to have earned their undivided 80% interest and will form a joint venture with the Company. Should either company default on funding further development of the property their interest will revert to a 2.5% Net Smelter royalty should they be diluted below a 10% interest. Surge has recently announced that they have completed geochemical work on the prospect block, and are contemplating geophysics and eventually drilling for our claims here. Lithium Corporation had staked this block of claims in 2010 and conducted geochemical, geophysical and drilling work prior to signing an agreement effective May 3, 2016, wherein our company entered in to an Exploration Earn-In arrangement with 1067323 B.C. Ltd. with respect to the property. The terms of the formal agreement were; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company (American Lithium Corp) that resulted from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the next three years to earn an 80% interest in the property. American Lithium then had a subsequent option to purchase Lithium Corporation's remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at which point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by American Lithium. The Company waived the work requirement for the first year and received 100,000 shares of American Lithium Corp. in May of 2017. During the period ended June 30, 2018, the Company received notification that the purchaser wished to relinquish all interest.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer, and related company whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock.  Recently Morella has indicated that they have completed phase I of both passive seismic and magnetotelluric (MT) surveys, and are looking to progress onto phase II.  The Company had originally acquired this property through a June 2009 Option Agreement, and conducted geochemical, geological, geophysical and drilling work on it over the next several years eventually announcing via press release on February 16, 2016, that our company has entered into a letter of intent with 1032701 B.C.  Ltd.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allowed 1032701 to earn an 80% interest in Fish Lake Valley for payments over three years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then had a subsequent option to purchase Lithium Corporation's  remaining 20% working interest, which would have left the Company with a 2.5% Net Smelter Royalty, half of which could have been purchased.  Menika Mining, a publicly traded company on the TSX Venture Exchange subsequently acquired 1032701 B.C.  Ltd and changed their name to American Lithium Corp.  The Company received formal relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019.

On March 2, 2017 we issued a news release announcing that we had signed a letter of intent with Bormal Resources Inc. with respect to three Tantalum-Niobium properties (Michael, Yeehaw, and Three Valley Gap) located in British Columbia, Canada.  Bormal conducted a stream sediment sampling program on the Michael property in 2014, and determined that the tantalum-niobium in stream sediment anomaly here is bona fide, and in the order of 6 kilometers in length.  In November of 2016 Lithium Corporation conducted a short soil geochemistry orientation program on the property as part of its due diligence, and determined that there are elevated levels of Niobium-Tantalum in soils here.  Also in the general area of the Michael property the Yeehaw property had been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.  The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which includes an interval that is mineralized with approximately 0.75% Total Rare Earth Elements (TREE’s).  On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares.  The final consideration shares were issued and the Yeehaw property was transferred by Bormal.  During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization.  The company has staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property.  This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Work in 2019 discovered the extension to the west of the mineralized structure, and also similar mineralized float was found to the east that possibly indicates it strikes under cover in that direction also.  Field work was done on this property in 2020 & 2021, and recently the company has increased the size of its block here and is planning more work during the 2022 field season.

Effective  April 23,  2014,  we entered  into an  operating  agreement  with All American Resources,  L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada  limited  liability  company  incorporated  on December  12, 2013, wherein we hold a 25% membership.  Summa was formed to acquire and administer the residual lands that originated in the 60’s and 70’s through Howard Hughes’s – Hughes Corporation, which went on a mining property buying spree at that time.  Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological and land expertise to Summa, LLC.  In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $150,500.  The Tonopah property was optioned in early 2020, and the Optionee has earned a 100% interest in the property.  Summa still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property. Recently Summa entered into an agreement with North American Silver Corporation (TSX-V:NSC) whereby NSC can earn a 100% interest with respect to Summa’s Belmont Nevada claims (not to be confused with the Belmont mine in Tonopah) by paying $200,000 in cash or at Optionor’s discretion shares over 5 years, and election must be made by the sixth agreement anniversary to purchase the lands (69.96 acres) at $10,000 per acre.  Should NSC earn their interest Summa, LLC would retain a 1% Net Smelter Royalty – 50% of which may be subsequently purchased by the Optionor.  Summa, LLC still retains a 100% interest (subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

Our company intends to continue identifying additional lithium properties in Nevada and to conduct exploration on our British Columbia properties. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of the “Howard Hughes” Summa Corp., while generating new prospects and evaluating property submittals for option or purchase.

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

We signed an Exploration Earn-In Agreement in February 2016 with 1032701 B.C. Ltd., a private British Columbia company with respect to our Fish Lake Valley lithium brine property.  1032701 B.C. Ltd., had the option to acquire an initial 80% undivided interest in the Fish Lake Valley property through the payment of an aggregate of US$300,000 in cash, completing a Going Public Transaction on or before May 6, 2016, and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 400,000 common shares in the capital of the Resulting Issuer.   The Optionee had to make qualified exploration or development expenditures on the property of $200,000 before the first anniversary, an additional $300,000 before the second anniversary, an additional $600,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, terms were to be negotiated for the Optionee to purchase our 20% interest in the property for $1,000,000, at which point our interest would revert to a 2 1/2% Net Smelter Royalty (NSR). The Optionee may then elect at any time to purchase one half of our NSR for $1,000,000.

On April 7, 2016, 1032701 B.C. Ltd. was acquired by Menika Mining Ltd., which subsequently changed its name to American Lithium Corp.(TSXV: LI)  In connection with the acquisition of 1032701 and in accordance with the Exploration Earn-In Agreement, 200,000 common shares were issued to our company.  In addition, we received payment of $130,000.  In March of 2017 American Lithium Corp. issued 100,000 common shares and paid the company $100,000 to satisfy their option commitment.  In March of 2018 American Lithium issued 10,000 common shares (as they had recently rolled their stock back on a 1 for 10 basis), and paid the company $100,000.  In addition it was agreed that Lithium Corporation would extend the deadline for the year two exploration expenditure until September 30th 2018 for consideration of a further 80,000 shares.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation) an Australian Lithium explorer and developer, and related party.  Under the formal agreement which was signed in October 2021 Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years.  To date Morella is current with all conditions and commitments with respect to the agreement, and has been conducting geophysical surveys on a phased basis on the property, and has indicated it is anticipating drilling sometime in the second half of 2022.  The Company does casually provide expertise with respect to exploration, development, and materials processing as this option moves forward.

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

In 2016 we signed an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property whereby they could have acquired an initial 80% undivided interest in the San Emidio property through the payment of an aggregate of US$100,000 in cash, completing a Going Public Transaction and subject to the completion of the Going Public Transaction, arranging for the issuance of a total of 300,000 common shares in the capital of the Resulting Issuer.  The Optionee had to have made qualified exploration or development expenditures on the property of $100,000 before the first anniversary, an additional $200,000 before the second anniversary, an additional $300,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, Optionee had the right to purchase our 20% interest in the property for $1,000,000, at which point our interest would have reverted to a 2 1/2% Net Smelter Royalty (NSR). The Optionee may then elect at any time to purchase one half of our NSR for $1,000,000.

On May 24, 2016, 1067323 B.C. Ltd. was acquired by American Lithium Corp.(TSXV: LI)  In connection with the acquisition of 1067323 and in accordance with the Exploration Earn-In Agreement, 100,000 common shares were issued to our company, and we received payment of $100,000.  To date the Company has received 200,000 shares of American Lithium as consideration under this option agreement.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  The Company reduced its acreage holdings here to approximately 203 acres ( 82  hectares) to facilitate applying 5 years assessment credit to the property, and placed it on the “back burner” in favor of developing other prospects that are of greater commercial interest, but recently we have re-acquired claims in the area covering the three most prospective areas, with approximately 1626 acres (657.95 hectares) of claims covering the Sugarland prospect to the east, and approximately 1321 acres (534.66 hectares) of claims covering the Weather Station and Taylor Creek showings to the west.  The Company is currently in the planning stages with respect to the work to be done on these prospects this summer.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past.  In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here.  On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company.  Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property.    No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse.  We have recently signed a letter of agreement with Morella Corporation a related company whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property in Nye County Nevada by paying $50,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  This area was subsequently re-staked by Lithium Corporation in early 2022.  Morella Corporation is planning geochemical and geophysical work on the property during 2022.

The Hughes Claims

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership in a number of patented mining claims that spring from the once vast holdings of Howard Hughes. Our company’s capital contribution paid to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services.  Lithium Corporation received $98,000 from Summa in 2021, and so far has received $40,000 from Summa this year.

Our company participated in the formation of Summa, which holds 88 fee-title patented lode claims, which cover approximately 1,191.3 acres of prospective mineral lands. Our company signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. Our company’s president, Tom Lewis, has been named as a managing member of Summa.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property immediately after the court awarded Summa ownership in 2013, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants.  The subsequent appeal of this verdict was quashed later in 2018, and there has been no further action on that account.  Summa signed a Letter of Intent on January 14, 2020 with respect to the Tonopah property whereby 1237025 BC Ltd, could earn a 100% interest in the property (subject to a 1.0% Net Smelter Royalty or NSR) by paying $400,000 in cash, issuing $400,000 in shares, and incurring $1.5 million in exploration expenditures in stages over the next 5 years.  The Optionee also has the right to purchase ¼ of the NSR for $1,500,000, and the future right to purchase a further ¼ of the NSR for $2,500,000. The definitive agreement was signed in March of 2020, and 1237025 BC Ltd subsequently merged with Pinnacle North Gold Corp., who then changed their name to Summa Silver Corp.  Summa Silver actively explored the property in the second half of 2020, drilling roughly 14,000 meters in 29 drill holes.  Additionally more work was performed on the Belmont tailings portion of the project aided by Lithium Corporation personnel, who have been actively promoting and advancing this aspect of the Tonopah holdings since acquisition.  In 2021 Summa Silver accelerated the earn-in provisions of the option agreement and was transferred a 100% interest in the property.  Summa still retains a 1% (LTUM’s undivided share 0.25%) Net Smelter Royalty on the property. Recently Summa entered into an agreement with North American Silver Corporation (TSX-V:NSC) with respect to Summa’s Belmont Nevada claims whereby NSC can earn a 100% interest by paying $200,000 in cash or at Optionor’s discretion shares over 5 years, and election must be made by the sixth agreement anniversary to purchase the lands (69.96 acres) at $10,000 per acre.  Should NSC earn their interest Summa, LLC would retain a 1% Net Smelter Royalty – 50% of which may be subsequently purchased by the Optionor.  Summa, LLC still retains a 100% interest (subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, nickle - cobalt and Rare Earth Element mineralization, as well as evaluating a wide range of opportunities brought to our company by third parties.

Additionally our company continues its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

We had a net income of $294,875 for the three month period ended March 31, 2022, which was a $955,810 increase from the net loss of $660,935 for the three month period ended March 31, 2021.  The change in our results over the two periods is primarily the result of the change in fair value of marketable securities, other income and the fact the Company incurred unusually high consulting fees in the comparative period.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended Mar 31, 2022	Three Months Ended Mar 31, 2021	Change Between Three Month Period Ended Mar 31, 2022 and Mar 31, 2021
Professional fees	$9,882	$36,109	$(26,227)
Depreciation	1,833	-	1,833
Exploration expenses – related party	6,219	26,632	(20,413)
Exploration expenses	8,866	-	8,866
Consulting fees – related party	45,000	30,000	15,000
Consulting fees	5,250	573,055	(567,805)
Transfer agent and filing fees	6,593	77,81	(1,188)
Travel	3,133	42	3,091
General and administrative	3,949	2,316	1,633
Other loss (income)	385,600	15,000	370,600
Net loss (income)	$294,875	$(660,935)	$955,810

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2022 reflects current assets of $3,287,268.  We had cash in the amount of $2,490,294 and working capital in the amount of $1,652,238 as of March 31, 2022. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At Mar 31, 2022	At Dec 31, 2021
Current assets	$3,253,451	$2,659,106
Current liabilities	(1,601,213)	(1,601,926)
Working capital	$1,652,238	$1,057,180

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) operating activities	$(51,177)	$(86,906)
Net cash (used in) investing activities	(35,650)	-
Net cash provided by financing activities	334,000	150,000
Net increase (decrease) in cash during period	$247,173	$63,094

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $51,177, an decrease of $35,729 from the $86,906  net cash outflow during the three months ended March 31, 2021.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2022 was $35,650 which was a $35,650 change from the $nil cash used in investing activities during the three months ended March 31, 2021.

Financing Activities

Cash provided by financing activities during the nine months ended March 31, 2022 was $334,000  as compared to $Nil   in cash provided by financing activities during the three months ended March 31, 2021.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $74,000 per month.   Due to our current cash position of approximately $2,490,294 as of March 31, 2022, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Equity Financings

On January 25, 2021 we entered into a purchase agreement (the "Purchase Agreement"), and a registration rights agreement, (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $10,300,000 of the Company's common stock, $0.001 par value per share (the "Common Stock"). In connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 380,952 shares of Common Stock for a purchase price of $159,999.84 (“Original Purchase”).

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

•	the lowest sale price of the Company's Common Stock on the purchase date; and

•

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

 In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an "Accelerated Purchase Notice") directing Lincoln Park to purchase an amount of stock (the "Accelerated Purchase") equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company's Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the "Accelerated Purchase Period"). The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to 93% of the lesser of:

•	the volume weighted average price of the Company's Common Stock during the applicable Accelerated Purchase Period on the applicable Accelerated Purchase Date; and

•	the closing sale price of the Company's Common Stock on the applicable Accelerated Purchase Date.

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

During the quarter ended March 31, 2022 the Company did eight stock purchases with Lincoln Park, issuing 1,600,000 shares for proceeds of $334,000.  To May 16, 2022 the Company has issued 10,040,797 shares pursuant to the Lincoln Park agreement for proceeds of $2,545,428.

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

______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM CORPORATION
(Registrant)

Dated: May 16, 2022
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

