Form 10-Q
period 2022-06-30
Lithium Corp
filed 2022-08-19
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 109,092,441 common shares issued and outstanding as of August 18, 2022

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	June 30, 2022	December 31, 2021
CURRENT ASSETS
Cash	$2,860,902	$2,243,121
Marketable securities	338,476	393,481
Deposits	700	700
Prepaid expenses	17,419	21,804
Total Current Assets	3,217,497	2,659,106

OTHER ASSETS
Equipment, net of accumulated depreciation	31,984	-

TOTAL ASSETS	$3,249,481	$2,659,106

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,215	$18,705
Accounts payable and accrued liabilities - related party	16,798	2,251
Allowance for optioned properties	1,645,970	1,580,970

TOTAL CURRENT LIABILITIES	1,677,983	1,601,926

TOTAL LIABILITIES	1,677,983	1,601,926

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 107,092,441 and 103,492,441 common shares outstanding, respectively	107,093	103,493
Additional paid in capital	7,699,324	6,925,724
Additional paid in capital - options	887,910	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(7,491,944)	(6,532,665)

TOTAL STOCKHOLDERS' EQUITY	1,571,498	1,057,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,249,481	$2,659,106

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation Statements of Operations

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	32,431	18,418	42,313	54,527
Depreciation	1,833	-	3,666	-
Exploration expenses - related party	3,078	5,255	9,297	5,255
Exploration expenses	62,355	3,181	71,221	29,813
Consulting fees - related party	367,967	30,000	412,967	60,000
Consulting fees	384,480	(15,587)	389,730	557,468
Transfer agent and filing fees	10,634	8,375	17,227	16,156
Travel	3,692	3,131	6,825	3,173
General and administrative expenses	6,579	4,243	10,528	6,559
TOTAL OPERATING EXPENSES	873,049	57,016	963,774	732,951

LOSS FROM OPERATIONS	(873,049)	(57,016)	(963,774)	(732,951)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(400,605)	-	(55,005)	-
Other income	19,500	26,000	59,500	41,000
TOTAL OTHER INCOME (EXPENSE)	(381,105)	26,000	4,495	41,000

LOSS BEFORE INCOME TAXES	(1,254,154)	(31,016)	(959,279)	(691,951)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,254,154)	$(31,016)	$(959,279)	$(691,951)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	105,861,672	98,385,558	104,990,784	97,579,378

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2020	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(4,787,392)	$191,235

Shares issued for services	1,375,779	1,376	555,814	-	-	-	557,190
Shares issued for cash	6,465,018	6,465	2,047,563	-	-	-	2,054,028
Net loss	-	-	-	-	-	(1,745,273)	(1,745,273)

Balance, December 31, 2021	103,492,441	103,493	6,925,724	369,115	191,513	(6,532,665)	1,057,180

Shares issued for cash	3,600,000	3,600	773,600	-	-	-	777,200
Stock based compensation	-	-	-	-	696,397	-	696,397
Net income	-	-	-	-	-	(959,279)	(959,279)

Balance, June 30, 2022	107,092,441	$107,093	$7,699,324	$369,115	$887,910	$(7,491,944)	$1,571,498

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(959,279)	$(691,951)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Shares issued for services	-	557,190
Change in fair value of marketable securities	55,005	-
Depreciation	3,666	-
Stock based compensation	696,397	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	4,385	6,793
Increase (decrease) in accounts payable and accrued liabilities	11,057	6,477
Net Cash Used in Operating Activities	(188,769)	(121,491)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from properties	65,000	50,000
Purchase of equipment	(35,650)	-
Net Cash Used in Investing Activity	29,350	50,000

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	777,200	857,799
Net Cash Provided by Financing Activity	777,200	857,799

Increase (Decrease) in cash	617,781	786,308
Cash, beginning of period	2,243,121	191,125
Cash, end of period	$2,860,902	$977,433

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

June 30, 2022

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

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended June 30, 2022 and 2021.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $1,539,514 as at June 30, 2022 (December 31, 2021: $1,057,180) and has used $188,769 (2021: $121,491) of cash in operations for the six months ended June 30, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2022 and December 31, 2021, respectively:

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$2,860,902	$-	$-
Marketable securities	338,476	-	-
Total Assets	3,199,378	-	-
Liabilities
Total Liabilities	-	-	-
	$3,199,378	$-	$-

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$2,243,121	$-	$-
Marketable securities	393,481		-
Total Assets	2,636,602	-	-
Liabilities
Total Liabilities	-	-	-
	$2,636,602	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2021	$393,481
Additions	-
Fair value adjustment	(55,005)

Balance, June 30, 2022	$338,476

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

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Professional fees	$-	$4,800
Transfer agent fees	17,419	17,004
Total prepaid expenses	$17,419	$21,804

Note 6 – Equipment

Equipment, net of depreciation, consisted of the following:

		Balance
Description	Useful Life	June 30, 2022	December 31, 2021
Exploration Equipment	5 years	$35,650	$-
Less accumulated depreciation		(3,666)	-

Total Equipment		$31,984	$-

Depreciation expense was $1,833 and $3,666 for the three and six months ended June 30, 2022 (2021: $Nil and $Nil).

Note 7 - Capital Stock

During the year-ended December 31, 2021, the Company issued 6,465,018 common shares for cash proceeds of 2,054,028 and 1,375,779 common shares for services.

During the six months ended June 30, 2022, the Company issued 3,600,000 for cash proceeds of $777,200.

Note 8 – Stock Options

On May 26, 2022, the Company granted 3,450,000 stock options with an exercise price of $0.22 and term of 5 years. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to related parties.

The following table summarizes the stock options outstanding at June 30, 2022:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2022

May 26, 2022	3,450,000	$0.22	May 26, 2027	3,450,000

Note 9 – Mineral Properties

Fish Lake Valley

On April 29, 2021 the Company signed a Letter Of Intent (LOI) with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $2,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $150,000 and issued 28,176,951 common shares with a fair value of $1,329,710.

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

North Big Smoky

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $65,000.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 10 – Allowance for Optioned Properties

Fish Lake Valley

On April 29, 2021, the Company signed a Letter Of Intent (LOI) with Altura Mining Limited an Australian Lithium explorer and developer and related party, whereby the Altura can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years.  To date Altura has paid the initial $50,000 due at the signing of the LOI, and the parties had until July 31, 2021 to enter into a formal agreement, however Lithium Corporation agreed to extend the due diligence period until August 31, 2021.  On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada.

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

Note 11 – Related Party Transactions

The Company paid consulting fees totaling $90,000 and $45,000 to related parties for the three and six months ended June 30, 2022, respectively (2021: $60,000 and $30,000).

The Company paid rent fees totaling $1,500 and $3,000 to related parties for the three and six months ended June 30, 2022, respectively (2021: $3,000 and $1,500).

The Company paid exploration expenses totaling $3,078 and $9,297 to related parties for the three and six months ended June 30, 2022, respectively (2021: $5,255 and $5,255).

As at June 30, 2022, the Company had $16,798 owing to related parties (December 31, 2021 - $2,251).

During the three and six months ended June 30, 2022, the company received $19,500 and $59,500 (2021 - $26,000 and $41,000) in distributions from Summa, LLC, a Limited Liability Corporation with shared management as the Company.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the three and six months ended June 30, 2022, the Company has received $65,000 from a related party through common directors in relation to the letter of intent signed in relation to the North Big Smokey Property.  See notes 9 and 10.

On May 26, 2022, the Company issued 1,600,000 stock options with a fair value of $322,967 to related parties.  See note 8.

During the year ended December 31, 2021, the Company has received $150,000 and 28,176,951 common shares from a related party through common directors with a fair value of $1,329,710 in relation to the agreement signed in relation to the Fish Lake property.  See note 4, 9 and 10.

Note 12 – Commitments and Contingencies

On July 1, 2021, the Company signed a rental agreement for office and storage space.  The rental agreement is on a month-to-month basis for a monthly fee of $500 with no escalating payments and, as such, does not fall under ASC 842.

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2022 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

Subsequent to June 30, 2022, the Company issued 2,000,000 common shares for proceeds of $319,200.

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

In March of 2022 we staked a block of claims covering approximately 3400 acres which roughly corresponds to the North Big Smoky lands previously held by Lithium Corporation’s subsidiary Lithium Royalty Corp. in 2016/2017.  On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella can earn a 60% interest in the property by paying $65,000 US (done) to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  Morella is currently doing due diligence, and preparing the final contract.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer, and related party whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock.  Recently Morella has indicated that they have completed phase I of both passive seismic and magnetotelluric (MT) surveys, and are looking to progress onto phase II.  The Company had originally acquired this property through a June 2009 Option Agreement, and conducted geochemical, geological, geophysical and drilling work on it over the next several years eventually announcing via press release on February 16, 2016, that our company has entered into a letter of intent with 1032701 B.C.  Ltd.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allowed 1032701 to earn an 80% interest in Fish Lake Valley for payments over three years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then had a subsequent option to purchase Lithium Corporation's  remaining 20% working interest, which would have left the Company with a 2.5% Net Smelter Royalty, half of which could have been purchased.  Menika Mining, a publicly traded company on the TSX Venture Exchange subsequently acquired 1032701 B.C.  Ltd and changed their name to American Lithium Corp.  The Company received formal relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares.  The final consideration shares were issued and the Yeehaw property was transferred by Bormal.  During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization.  The company staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property.  This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Work in 2019 discovered the extension to the west of the mineralized structure, and also similar mineralized float was found to the east that possibly indicates it strikes under cover in that direction also.  Field work was done on this property in 2020 & 2021, and recently the company has increased the size of its block here and has recently started the 2022 field season on this property.

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

Effective  April 23,  2014,  we entered  into an  operating  agreement  with All American Resources,  L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada  limited  liability  company  incorporated  on December  12, 2013, wherein we hold a 25% membership.  Summa was formed to acquire and administer the residual lands that originated in the 60’s and 70’s through Howard Hughes’s – Hughes Corporation, which went on a mining property buying spree at that time.  Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological and land expertise to Summa, LLC.  In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $157,500.  The Tonopah property was optioned in early 2020, and the Optionee has earned a 100% interest in the property.  Summa still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property. Recently Summa entered into an agreement with North American Silver Corporation (TSX-V:NSC) whereby NSC can earn a 100% interest with respect to Summa’s Belmont Nevada claims (not to be confused with the Belmont mine in Tonopah) by paying $200,000 in cash or at Optionor’s discretion shares over 5 years, and election must be made by the sixth agreement anniversary to purchase the lands (69.96 acres) at $10,000 per acre.  Should NSC earn their interest Summa, LLC would retain a 1% Net Smelter Royalty – 50% of which may be subsequently purchased by the Optionor.  Summa, LLC still retains a 100% interest (subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

Our company intends to continue identifying additional lithium properties in Nevada and to conduct exploration on our British Columbia properties. We will continue assessing our options with respect to our 25% interest in Summa, LLC, a private Nevada company, which holds the residue of Howard Hughes’s Summa Corporation, while generating new prospects and evaluating property submittals for option or purchase.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited a related party, and an Australian Lithium explorer and developer, Under the formal agreement which was signed in October 2021 Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years.  To date Morella is current with all conditions and commitments with respect to the agreement, and has been conducting geophysical surveys on a phased basis on the property, and has indicated it is anticipating drilling sometime in the second half of 2022.  The Company does casually provide expertise with respect to exploration, development, and materials processing as this option moves forward.

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

Year 2 – $70,000, and $30,000 worth of Surge common stock

Year 3 – $70,000, and $50,000 worth of Surge common stock

Year 4 – $70,000, and $70,000 worth of Surge common stock

Year 5 – $70,000, and $90,000 worth of Surge common stock

Upon fulfillment of the aforementioned commitments Surge will be deemed to have earned their undivided 80% interest and will form a joint venture with the Company.  Should either company default on funding further development of the property their interest will revert to a 2.5% Net Smelter royalty should they be diluted below a 10% interest.  Surge has recently announced that they have completed geochemical work on the prospect block, and are anticipating drilling at San Emidio sometime in Q2 2022.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  The Company reduced its acreage holdings here to approximately 203 acres ( 82  hectares) to facilitate applying 5 years assessment credit to the property, and placed it on the “back burner” in favor of developing other prospects that are of greater commercial interest, but recently we have re-acquired claims in the area covering the three most prospective areas, with approximately 1626 acres (657.95 hectares) of claims covering the Sugarland prospect to the east, and approximately 1321 acres (534.66 hectares) of claims covering the Weather Station and Taylor Creek showings to the west.  The Company is currently in the planning stages with respect to the work to be done on these prospects later this summer.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past.  In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here.  On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company.  Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property.    No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse.  On May 11, 2022 we signed a letter of agreement with Morella Corporation a related party whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  This area was subsequently re-staked by Lithium Corporation in early 2022.  Morella Corporation is planning geochemical and geophysical work on the property during 2022.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

We had net loss of $1,254,154 for the three month period ended June 30, 2022, which was $1,223,138 more than the net loss of $31,016 for the three month period ended June 30, 2021.  The change in our results over the two periods is primarily the result of an increase in consulting fees, stock-based compensation, exploration expenses and one-time charge for a change in the fair value of marketable securities held by the Company.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Change Between Three Month Period Ended June 30, 2022 and June 30, 2021
Professional fees	$32,431	$18,418	$14,013
Depreciation	1,833	-	1,833
Exploration expenses – related party	3,078	5,255	(2,177)
Exploration expenses	62,355	3,181	59,174
Consulting fees – related party	397,967	30,000	367,967
Consulting fees	384,480	(15,587)	400,067
Transfer agent and filing fees	10,634	8,375	2,259
Travel	3,692	3,131	561
General and administrative	6,579	4,243	2,336
Other loss (income)	381,105	(26,000)	407,105
Net loss (income)	$1,254,154	$31,016	$1,223,138

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

We had net loss of $959,279 for the six month period ended June 30, 2022, which was $267,328 more than the net loss of $691,951 for the six month period ended June 30, 2021. The change in our results over the two periods is primarily the result of an increase in consulting fees, stock-based compensation, exploration expenses and one-time charge for a change in the fair value of marketable securities held by the Company.

The following table summarizes key items of comparison and their related increase for the six month periods ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Change Between Six Month Period Ended June 30, 2022 and June 30, 2021
Professional fees	$42,313	$54,527	$(12,214)
Depreciation	3,666	-	3,666
Exploration expenses – related party	9,297	5,255	4,042
Exploration expenses	71,221	29,813	41,408
Consulting fees – related party	412,967	60,000	352,967
Consulting fees	389,730	557,468	(167,738)
Stock option compensation	709,881	-	709,881
Transfer agent and filing fees	17,227	16,156	1,071
Travel	6,825	3,173	3,652
General and administrative	10,528	6,559	3,969
Other loss (income)	(4,495)	(41,000)	36,505
Net loss (income)	$972,763	$691,951	$267,328

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2022 reflects current assets of $3,217,497.  We had cash in the amount of $2,860,902 and working capital in the amount of $1,539,514 as of June 30, 2022. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2022	At Dec 31, 2021
Current assets	$3,217,497	$2,659,106
Current liabilities	1,677,983	1,601,926
Working capital	$1,539,514	$1,057,180

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	June 30,
	2022	2021
Net cash (used in) operating activities	$(188,769)	$(121,491)
Net cash provided by investing activities	29,350	50,000
Net cash provided by financing activities	777,200	857,799
Net increase (decrease) in cash during period	$617,781	$786,308

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $1887,69, an increase of $67,278 from the $121,491 net cash outflow during the six months ended June 30, 2021.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2022 was $29,350, which was a decrease of $20,650 from the $50,000 cash provided by investing activities during the six months ended June 30, 2021.

Financing Activities

Cash provided by financing activities during the nine months ended June 30, 2022 was $777,200 as compared to $857,799 in cash provided by financing activities during the nine months ended June 30, 2021.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month.   Due to our current cash position of approximately $2,860,902 as of June 30, 2022, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

To June 30, 2022 the Company has sold 13,914,726 shares to Lincoln Park for gross proceeds of $2,867,800.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2022 and 2021, respectively.

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

Dated: August 19, 2022
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

