Form 10-Q
period 2022-09-30
Lithium Corp
filed 2022-11-14
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 112,092,441common shares issued and outstanding as of November 14, 2022.

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation

Balance Sheets

ASSETS
	September 30, 2022	December 31, 2021
CURRENT ASSETS
Cash	$3,424,685	$2,243,121
Marketable securities	584,488	393,481
Deposits	700	700
Prepaid expenses	31,673	21,804
Total Current Assets	4,041,546	2,659,106

OTHER ASSETS
Equipment, net of accumulated depreciation	30,151	-

TOTAL ASSETS	$4,071,697	$2,659,106

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,541	$18,705
Accounts payable and accrued liabilities - related party	27,851	2,251
Allowance for optioned properties	1,999,364	1,580,970

TOTAL CURRENT LIABILITIES	2,032,756	1,601,926

TOTAL LIABILITIES	2,032,756	1,601,926

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 110,692,441 and 103,492,441 common shares outstanding, respectively	110,693	103,493
Additional paid in capital	8,267,324	6,925,724
Additional paid in capital - options	887,910	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(7,596,101)	(6,532,665)

TOTAL STOCKHOLDERS' EQUITY	2,038,941	1,057,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,071,697	$2,659,106

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	7,766	8,750	50,079	63,277
Depreciation	1,833	-	5,499	-
Exploration expenses - related party	2,395	-	11,692	-
Exploration expenses	10,919	9,687	82,140	44,755
Consulting fees - related party	45,000	30,000	457,967	90,000
Consulting fees	6,250	975	395,980	558,443
Transfer agent and filing fees	6,647	5,032	23,874	21,188
Travel	4,877	5,730	11,702	8,903
General and administrative expenses	11,088	3,152	21,616	9,711
TOTAL OPERATING EXPENSES	96,775	63,326	1,060,549	796,277

LOSS FROM OPERATIONS	(96,775)	(63,326)	(1,060,549)	(796,277)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(7,382)	-	(62,387)	-
Other income	-	7,000	59,500	48,000
TOTAL OTHER INCOME (EXPENSE)	(7,382)	7,000	(2,887)	48,000

LOSS BEFORE INCOME TAXES	(104,157)	(56,326)	(1,063,436)	(748,277)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(104,157)	$(56,326)	$(1,063,436)	$(748,277)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	108,912,006	101,106,762	106,322,448	98,768,093

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation

Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2020	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(4,787,392)	$191,235

Shares issued for services	1,375,779	1,376	555,814	-	-	-	557,190
Shares issued for cash	6,465,018	6,465	2,047,563	-	-	-	2,054,028
Net loss	-	-	-	-	-	(1,745,273)	(1,745,273)

Balance, December 31, 2021	103,492,441	103,493	6,925,724	369,115	191,513	(6,532,665)	1,057,180

Shares issued for cash	7,200,000	7,200	1,341,600	-	-	-	1,348,800
Stock based compensation	-	-	# -	-	696,397	-	696,397
Net income	-	-	-	-	-	(1,063,436)	(1,063,436)

Balance, September 30, 2022	110,692,441	$110,693	$8,267,324	$369,115	$887,910	$(7,596,101)	$2,038,941

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,063,436)	$(748,277)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Shares issued for services	-	557,190
Change in fair value of marketable securities	62,387	-
Depreciation	5,499	-
Stock based compensation	696,397	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	(9,869)	8,994
Increase (decrease) in accounts payable and accrued liabilities	12,436	11,366
Net Cash Used in Operating Activities	(296,586)	(170,727)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from properties	165,000	100,000
Purchase of equipment	(35,650)	-
Net Cash Used in Investing Activity	129,350	100,000

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	1,348,800	1,772,028
Net Cash Provided by Financing Activity	1,348,800	1,772,028

Increase (Decrease) in cash	1,181,564	1,701,301
Cash, beginning of period	2,243,121	191,125
Cash, end of period	$3,424,685	$1,892,426

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$253,394	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

September 30, 2022

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

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended September 30, 2022 and 2021.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a working capital of $2,008,790 as at September 30, 2022 (December 31, 2021: $1,057,180) and has used $296,586 (2021: $170,727) of cash in operations for the nine months ended September 30, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2022 and December 31, 2021, respectively:

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$3,424,685	$-	$-
Marketable securities	584,488	-	-
Total Assets	4,009,173	-	-
Liabilities
Total Liabilities	-	-	-
	$4,009,173	$-	$-

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$2,243,121	$-	$-
Marketable securities	393,481		-
Total Assets	2,636,602	-	-
Liabilities
Total Liabilities	-	-	-
	$2,636,602	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2021	$393,481
Additions	253,394
Fair value adjustment	(62,387)

Balance, September 30, 2022	$584,488

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

During the nine months ended September 30, 2022, the Company received 7,050,000 common shares from a related party with a value of $126,697 related to the option of the Fish Lake Property.

During the nine months ended September 30, 2022, the Company received 7,050,000 common shares from a related party with a value of $126,697 related to the option of the North Big Smoky Property.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Professional fees	$-	$4,800
Exploration	23,000	-
Investor relations	3,800	-
Transfer agent fees	4,873	17,004
Total prepaid expenses	$31,673	$21,804

Note 6 – Equipment

Equipment, net of depreciation, consisted of the following:

		Balance
Description	Useful Life	September 30, 2022	December 31, 2021
Exploration Equipment	5 years	$35,650	$-
Less accumulated depreciation		(5,499)	-

Total Equipment		$30,151	$-

Depreciation expense was $1,833 and $5,499 for the three and nine months ended September 30, 2022 (2021: $Nil and $Nil).

Note 7 - Capital Stock

During the year-ended December 31, 2021, the Company issued 6,465,018 common shares for cash proceeds of 2,054,028 and 1,375,779 common shares for services.

During the nine months ended September 30, 2022, the Company issued 7,200,000 for cash proceeds of $1,348,800.

Note 8 – Stock Options

On May 26, 2022, the Company granted 3,450,000 stock options with an exercise price of $0.22 and term of 5 years. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to related parties.

The options were valued using the Black-Scholes model with a 118% volatility rate and discount rate of 2.8% for a total fair value of $696,397 recognized in the nine months ended September 30, 2022 in consulting fees and consulting – related party and additional paid in capital for the nine months ended September 30, 2022.

The following table summarizes the stock options outstanding at September 30, 2022:

Issue Date	Number	Price	Expiry Date	Outstanding at September 30, 2022

May 26, 2022	3,450,000	$0.22	May 26, 2027	3,450,000

Note 9 – Mineral Properties

Fish Lake Valley

On April 29, 2021 the Company signed a Letter Of Intent (LOI) with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $2,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $250,000 and issued 35,226,951 common shares with a fair value of $1,456,407.

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

North Big Smoky

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $65,000 and issued 7,050,000 common shares with a fair value of $126,697.

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

As of September 30, 2022, the Company has received $250,000 and received 35,226,951 common shares with a fair value of $1,456,407 in relation to the letter of intent.  The Company recorded $1,706,407 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

North Big Smokey

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

Note 11 – Related Party Transactions

The Company paid consulting fees totaling $45,000 and $135,000 to related parties for the three and nine months ended September 30, 2022, respectively (2021: $30,000 and $90,000).

The Company paid rent fees totaling $1,500 and $4,500 to related parties for the three and nine months ended September 30, 2022, respectively (2021: $1,500 and $4,500).

The Company paid consulting fees totaling $4,000 and $4,000 to related parties for the three and nine months ended September 30, 2022, respectively (2021: $Nil and $Nil).

As at September 30, 2022, the Company had $27,850 owing to related parties (December 31, 2021 - $2,251).

During the three and nine months ended September 30, 2022, the company received $19,500 and $59,500 (2021 - $7,000 and $48,000) in distributions from Summa, LLC, a Limited Liability Corporation with shared management as the Company.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the nine months ended September 30, 2022, the Company has received $65,000 and received 7,050,000 common shares with a fair value of $126,697 from a related party through common directors in relation to the letter of intent signed in relation to the North Big Smokey Property.  See notes 9 and 10.

During the nine months ended September 30, 2022, the Company has received $150,000 and 28,176,951 common shares from a related party through common directors with a fair value of $1,329,710 in relation to the agreement signed in relation to the Fish Lake property.  See note 4, 9 and 10.

On May 26, 2022, the Company issued 1,600,000 stock options with a fair value of $322,967 to related parties.  See note 8.

Note 12 – Commitments and Contingencies

On July 1, 2021, the Company signed a rental agreement for office and storage space.  The rental agreement is on a month-to-month basis for a monthly fee of $500 with no escalating payments and, as such, does not fall under ASC 842.

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2022 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

Subsequent to September 30, 2022, the Company issued 1,400,000 common shares for proceeds of $150,600.

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

In March of 2022 we staked a block of claims covering approximately 3400 acres which roughly corresponds to the lands previously held by Lithium Corporation’s subsidiary Lithium Royalty Corp. in 2016/2017.  On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella can earn a 60% interest in the property by paying $65,000 US (done) to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  Morella and the Company have signed the formal agreement, and Morella has completed a sediment geochemical survey, and a Controlled Source Audio Frequency Magneto Telluric geophysical survey on the property in the last several months .

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

Year 2 – $70,000, and $30,000 worth of Surge common stock

Year 3 – $70,000, and $50,000 worth of Surge common stock

Year 4 – $70,000, and $70,000 worth of Surge common stock

Year 5 – $70,000, and $90,000 worth of Surge common stock

Upon fulfillment of the aforementioned commitments Surge will be deemed to have earned their undivided 80% interest and will form a joint venture with the Company.  Should either company default on funding further development of the property their interest will revert to a 2.5% Net Smelter royalty should they be diluted below a 10% interest.  Surge has recently announced that they have completed geochemical work on the prospect block, and were anticipating drilling at San Emidio sometime in Q2 2022, however the Company received notice that Surge was dropping their option on the property, and the property was returned to Lithium Corporation with a full years maintenance paid on it prior to September 01st 2022, as contractually stipulated.

BC Sugar Flake Graphite Property

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company’s common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks in the general area of the BC Sugar prospect are similar to the host rocks in the area of the Crystal Graphite deposit 55 miles (90 kms) to the southeast. Over the past several years the claim block here had been strategically decreased, however the Company increased the size of the blocks here to approximately 2,947 acres (1,192 hectares).

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  The Company reduced its acreage holdings here to approximately 203 acres ( 82  hectares) to facilitate applying 5 years assessment credit to the property, and placed it on the “back burner” in favor of developing other prospects that are of greater commercial interest, but recently we have re-acquired claims in the area covering the three most prospective areas, with approximately 1626 acres (657.95 hectares) of claims covering the Sugarland prospect to the east, and approximately 1321 acres (534.66 hectares) of claims covering the Weather Station and Taylor Creek showings to the west.  The Company had planned to work on this prospect this summer, however suitable field personnel could not be found to conduct the planned surveys during the short window of opportunity when fire hazard bans were not in effect.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past.  In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here.  On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company.  Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property.    No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse.  On May 11, 2022 we signed a letter of agreement with Morella Corporation a related party whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  This area was subsequently re-staked by Lithium Corporation in early 2022.  Morella Corporation has recently completed a sediment geochemical survey, and a Controlled Source Audio Frequency Magneto Telluric (CSAMT) survey on the property during Q3 2022.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property immediately after the court awarded Summa ownership in 2013, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summas’ title is superior to all other claimants.  The subsequent appeal of this verdict was quashed later in 2018, and there has been no further action on that account.  Summa signed a Letter of Intent on January 14, 2020 with respect to the Tonopah property whereby 1237025 BC Ltd, could earn a 100% interest in the property (subject to a 1.0% Net Smelter Royalty or NSR) by paying $400,000 in cash, issuing $400,000 in shares, and incurring $1.5 million in exploration expenditures in stages over the next 5 years.  The Optionee also has the right to purchase ¼ of the NSR for $1,500,000, and the future right to purchase a further ¼ of the NSR for $2,500,000. The definitive agreement was signed in March of 2020, and 1237025 BC Ltd subsequently merged with Pinnacle North Gold Corp., who then changed their name to Summa Silver Corp.  Summa Silver actively explored the property in the second half of 2020, drilling roughly 14,000 meters in 29 drill holes.  Additionally more work was performed on the Belmont tailings portion of the project aided by Lithium Corporation personnel, who have been actively promoting and advancing this aspect of the Tonopah holdings since acquisition.  In 2021 Summa Silver accelerated the earn-in provisions of the option agreement and was transferred a 100% interest in the property.  Summa still retains a 1% (LTUM’s undivided share 0.25%) Net Smelter Royalty on the property. Recently Summa entered into an agreement with Nevada Silver Corporation (TSX-V:NSC) with respect to Summa’s Belmont Nevada claims whereby NSC can earn a 100% interest by paying $200,000 in cash or at Optionor’s discretion shares over 5 years, and election must be made by the sixth agreement anniversary to purchase the lands (69.96 acres) at $10,000 per acre.  Should NSC earn their interest Summa, LLC would retain a 1% Net Smelter Royalty – 50% of which may be subsequently purchased by the Optionor.  Summa, LLC still retains a 100% interest (subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, nickle - cobalt and Rare Earth Element mineralization, as well as evaluating a wide range of opportunities brought to our company by third parties.

Additionally our company continues its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

We had net loss of $104,157 for the three month period ended September 30, 2022, which was $47,831 more than the net loss of $56,326 for the three month period ended September 30, 2021.  The change in our results over the two periods is primarily the result of an increase in consulting fees, travel and general and administrative fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change Between Three Month Period Ended September 30, 2022 and September 30, 2021
Professional fees	$7,766	$8,750	$(984)
Deprecation	1,833	-	1,833
Exploration expenses – related party	2,395	-	2,395
Exploration expenses	10,919	9,687	1,232
Consulting fees – related party	45,000	30,000	15,000
Consulting fees	6,250	975	5,275
Transfer agent and filing fees	6,647	5,032	1,615
Travel	4,877	5,730	(853)
General and administrative	11,088	3,152	7,936
Other loss (income)	7,832	(7,000)	14,382
Net loss (income)	$104,157	$56,326	$47,831

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

We had net loss of $1,063,436 for the nine month period ended September 30, 2022, which was $315,159   more than the net loss of $748,277 for the nine month period ended September 30, 2021. The change in our results over the two periods is primarily the result of an increase in exploration expenses, consulting fees and change in fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change Between Nine Month Period Ended September 30, 2022 and September 30, 2021
Professional fees	$50,079	$63,277	$(13,198)
Deprecation	5,499	-	5,499
Exploration expenses – related party	11,692	-	11,692
Exploration expenses	82,140	44,755	37,385
Consulting fees – related party	457,967	90,000	367,967
Consulting fees	395,980	558,443	(162,463)
Transfer agent and filing fees	23,874	21,188	2,686
Travel	11,702	8,903	2,799
General and administrative	21,616	9,711	11,905
Other loss (income)	2,887	(48,000)	50,887
Net loss (income)	$1,063,436	$748,277	$315,159

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2022 reflects current assets of $4,041,546.  We had cash in the amount of $3,424,685 and working capital in the amount of $2,008,790 as of September 30, 2022. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2022	At December 31, 2021
Current assets	$4,041,546	$2,659,106
Current liabilities	2,032,756	1,601,926
Working capital	$2,008,790	$1,057,180

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) operating activities	$(296,586)	$(170,727)
Net cash provided by investing activities	29,350	100,000
Net cash provided by financing activities	1,348,800	1,772,028
Net increase (decrease) in cash during period	$1,081,564	$1,701,301

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $296,586, an increase of $125,859 from the $170,727 net cash outflow during the nine months ended September 30, 2021.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2022 was $29,350 which was a $60,650 decrease from the $100,000 cash provided by investing activities during the nine months ended September 30, 2021.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2022 was $1,348,800 as compared to $1,772,028 in cash provided by financing activities during the nine months ended September 30, 2021.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month.   Due to our current cash position of approximately $3,424,685 as of September 30, 2022, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

To September 30, 2022 the Company has sold 13,914,726 shares to Lincoln Park for gross proceeds of $2,867,799.75.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended September 30, 2022 and 2021.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2022 and 2021, respectively.

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

Dated: November 14, 2022
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

