Form 10-K
period 2022-12-31
Lithium Corp
filed 2023-04-14
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $22,061,446 based on a $0.206 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

115,892,441 common shares as of April 14, 2023.

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

In June 2009 we optioned the Fish Lake Valley property in Esmeralda County Nevada, and ultimately earned a 100% interest in the property through a combination of exploration expenditures and share issuances. Lithium Corporation performed geophysical, geochemical and drilling work in the area into early 2016 at which time we entered into an agreement with the forerunner of American Lithium Corporation (TSX-V:Li) who could have earned an undivided 80% interest (with the residual 20% interest being purchasable post earn-in) in the property by incurring exploration expenses, making cash and share payments over a period of three years. American Lithium relinquished all interest in the property/option agreement in April 2019. In April 2021 the Company entered into a Letter of Intent with Altura Mining Limited whereby Altura (now Morella Corporation ASX:1MC, OTC-QB: ALTAF) may earn a 60% interest in the property by incurring exploration expenses, and making staged cash and share payments to Lithium Corporation over the next four years. Morella Corporation is the single largest shareholder in Lithium Corporation with over 8% of the Company’s common shares, having acquired an interest through a non-brokered private placement in the Company in 2012.

In 2010 the Company acquired the San Emidio property through the staking of claims on open Bureau of Land Management administered Federal land in Washoe County Nevada. The company conducted geochemical, geophysical and drilling work over the next several years, and eventually optioned them off to American Lithium Corporation in May 2016 for a combination of exploration work, cash and share payments over the following three years. American Lithium allowed the option to lapse in 2018. In September 2021 Surge Battery Metals (TSX-V: Nili) entered into an option to earn an 80% interest in the property by incurring exploration expenses and making staged cash and share payments over the following five years. Lithium Corporation received notification in August 2022 that Surge was relinquishing all interest in the property. The company conducted a CSAMT geophysical survey on the property in Fall 2022.

In June 2013, we purchased a claim in the Sugar Lake area of British Columbia for 250,000 shares of our common stock. Known as the BC Sugar Property this property has expanded and contracted over time as we allowed a number of the less prospective claims to lapse. In January, 2014, we agreed to buy back the shares issued pursuant to the June 2013 agreement for $2,500. After doing considerable work up until spring 2019 all but approximately 203 acres (82.33 Hectares) of claims were allowed to lapse, and the property sat dormant. The market for flake graphite is improving, and the Company’s holdings here are currently approximately 203 acres (82.23 hectares), and the company is currently contemplating a work program here this year.

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold 25%, and are active “Managing Members”. Our company's initial capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological expertise to Summa, LLC. In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $138,000. The Tonopah property was optioned in early 2020, and the Optionee has earned a 100% interest in the property. Summa still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property, as well as other interests around the state of Nevada, including a property in Belmont Nevada that is currently under option to Nevada Silver Corporation.

In April of 2016, our Company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation and was the entity through which we had planned to build a portfolio of lithium mineral properties. Also that April Lithium Royalty Corp acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smoky property through a Property Acquisition Agreement with 1069934 Nevada Ltd. ("Purchaser") a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd. By agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. and compensation under the agreement was received on November 2, 2017. The North Big Smoky claims were abandoned by the Purchaser in 2017 and recently the Company has re-staked claims in the general area, and optioned the property to Morella Corp (a related company) who conducted geochemical and geophysical work on the claims in 2022.

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

In April of 2016, our Company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation and was the entity through which we had planned to build a portfolio of lithium mineral properties. Also that April Lithium Royalty Corp acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smoky Property through a Property Acquisition Agreement with 1069934 Nevada Ltd. ("Purchaser") a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd. By agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) and the North Big Smoky claims were allowed to lapse. This area was subsequently re-staked by Lithium Corporation in March 2022, and optioned to Morella Corporation, a related company, who have completed Controlled Source Audio-Magnetotelluric (CSAMT) and Sediment Geochemical surveys on the property in 2022.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfillment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company. The Company had optioned this property off before as effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement were; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the following three years to earn an 80% interest in the property. 1067323 then had a subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at which point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1067323 for an additional $1,000,000. 1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016. The Company waived the work requirement for the first year and received extra shares of American Lithium Corp as consideration for the amendment to the Agreement. In June 2018, the Company received notification that the purchaser was relinquishing any right to earn an interest in the property and, as such, $202,901 was taken into income. During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the property which then had a net book value of $Nil. Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property. In Fall 2022 the Company completed a Controlled Source Audio- Magnetotelluric (CSAMT) survey on the property, and is currently considering next steps with respect to exploring and developing this property.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock. On February 16, 2016, Lithium Corp had issued a news release announcing that our company had entered into a letter of intent with 1032701 B.C. Ltd. with respect to our Fish Lake Valley property. On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement. The terms of the Earn-In Agreement allowed 1032701 to earn an 80% interest in Fish Lake Valley for payments over three years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property over three years in the amount of $1,100,000. 1032701 then had a Subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within one year of earning the 80% by paying the Company a further $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1032701 for an additional $1,000,000. Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire 1032701 B.C. Ltd and the right to acquire the Fish Lake Valley Property. Menika Mining completed the acquisition of 1032701 B.C. and fulfilled the initial obligations of the Fish Lake Valley Earn-In-Agreement in April of 2016. Meninka later changed their name to American Lithium. While the Purchaser did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and at that time had a net book value of $Nil. Morella has completed all year 1 requirements with respect to the earn-in and have completed a passive seismic survey, a Magnetotelluric (MT) geophysical survey, received all permits for an 8 hole drilling program and prepared the first site and installed surface casing. Also they have previously shipped brine samples for further bench testing for amenability to direct lithium extraction (DLE), and have made provision to expand efforts in this regard while moving forward.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares were issued and the Yeehaw property has been transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide lamprophyric dyke (Horseshoe Bend showing) that exhibits anomalous titanium/REE mineralization. The company staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Additional work was performed on the property in 2019 and 2020 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters. The Company is currently in the planning stages for field season 2023.

At the BC Sugar property in the Okanagan Highlands to the east of Vernon British Columbia the Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018. This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey. Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock. The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used. The Company has reduced its acreage holdings here to approximately 203 acres (82 hectares) and is currently considering further work this year.

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership. Summa was formed to acquire and administer the residual lands that originated in the 60’s and 70’s through Howard Hughes’s – Hughes Corporation, which went on a mining property buying spree at that time. Our company's capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological and land expertise to Summa, LLC. In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $167,500. The Tonopah property was optioned in early 2020, and the Optionee has earned a 100% interest in the property. Summa still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property. Recently Summa entered into an agreement with North American Silver Corporation (TSX-V:NSC) whereby NSC can earn a 100% interest with respect to Summa’s Belmont Nevada claims (not to be confused with the Belmont mine in Tonopah) by paying $200,000 in cash or at Optionor’s discretion shares over 5 years, and election must be made by the sixth agreement anniversary to purchase the lands (69.96 acres) at $10,000 per acre. Should NSC earn their interest Summa, LLC would retain a 1% Net Smelter Royalty – 50% of which may be subsequently purchased by the Optionor. Summa, LLC still retains a 100% interest (subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $3,576,911 as of December 31, 2022. At December 31, 2022, we had working capital of $1,957,735. We incurred a net loss of $1,423,524 for the year ended December 31, 2022. We estimate our average monthly operating expenses to be approximately $74,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 2. Properties

Our corporate head office is located at 1031 Railroad St., Ste 102B, Elko Nevada 89801, our monthly rent is $500 paid to a Rangefront Geological, a related party, which also includes storage space for field gear. We also rent office and storage space in Richland WA in support of our Yeehaw and BC Sugar prospects, which rent is also $500 per month. Additionally Lithium Corporation owns outright 2.3 acres (five lots) of undeveloped fee-title land in the town of Tonopah, NV.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change), an Australian Lithium explorer and developer and a related party, whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock. Recently Morella has indicated that they have completed Passive Seismic and Magneto-telluric surveys, have permitted 8 drill sites, and have installed surface casing on the first site and have been conducting ongoing tests for amenability to direct lithium extraction (DLE).

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

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfillment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company. Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property. In Fall 2022 the Company completed a Controlled Source Audio-Magnetotelluric (CSAMT) survey on the property, and is currently considering next steps with respect to exploring and developing this property.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018. This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey. Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock. The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used. The Company had reduced its acreage holdings here to approximately 203 acres (82 hectares) to facilitate applying 5 years assessment credit to the most prospective area of the property, and had placed it on the “back burner” in favor of developing other prospects. The Company is currently in the planning stages with respect to the work to be done on these prospects this summer.

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

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past. In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property. No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse. This area was subsequently re-staked by Lithium Corporation in March 2022, and optioned to Morella Corporation, a related company, who have completed Controlled Source Audio-Magnetotelluric (CSAMT) and Sediment Geochemical surveys on the property in 2022.

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

Lithium Corporation conducted fieldwork on the Michael, and Yeehaw properties during summer 2017. At Yeehaw a 30 meter wide structure was discovered that is anomalous for titanium and Rare Earth Elements, while soil sampling at Michael detected an anomaly that is greater than 800 meters in length that exhibits increased Tantalum-Niobium plus Rare Earth Element mineralization. The Company has dropped any further interest in both the Michael and Three Valley Gap properties, and has earned its 100% interest in the Yeehaw property. Field work on the Yeehaw property in Spring 2018 discovered a further zone of Ti/REE enrichment, and additional work was performed on the property in 2019 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters. The Company is currently in the planning stages for field season 2023.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2022	$0.149	$0.072
September 30, 2022	$0.230	$0.136
June 30, 2022	$0.408	$0.195
March 31, 2022	$0.298	$0.202
December 31, 2022	$0.347	$0.195
September 30, 2021	$0.480	$0.280
June 30, 2021	$0.510	$0.292
March 31, 2021	$1.220	$0.321
December 31, 2020	$0.269	$0.250

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On April 14, 2023, the shareholders’ list showed 52 registered shareholders with 115,892,441 common shares outstanding.

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

On May 16, 2022, our board of approved the adoption of the 2022 Stock Plan which permits our company to issue up to 12,000,000 shares of our common stock to directors, officers, employees and consultants. This plan had not been approved by our security holders. To date no shares have been issued subject to the provisions of this plan.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2022:

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

Convertible Securities

As of December 31, 2022, we had no outstanding options to purchase any shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2022.

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

Plan of Operations and Cash Requirements

Cash Requirements

Our current operational focus is to conduct exploration activities on the Yeehaw, and BC Sugar properties in British Columbia, and the San Emidio, PLR and Overton properties in Nevada, while working towards generating other energy metals related projects. We expect to review other potential exploration third-party projects from time to time as they are presented to us.

Our net cash from financing activities during the year ended December 31, 2022 was $1,656,000 as compared to $2,054,028 during the year ended December 31, 2021. As at December 31, 2022, we had approximately $3,576,911 in cash.

Over the next twelve months (beginning March 1, 2023) we expect to expend funds as follows:

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

Results of Operations - Twelve Months Ended December 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2022, which are included herein.

Our operating results for the twelve months ended December 31, 2022, for the twelve months ended December 31, 2021 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2022	Twelve Month Period Ended December 31, 2021	Change Between Twelve Month Periods Ended December 31, 2022 and December 31, 2021
Revenue	$-	$-	$-
Professional fees	57,740	74,521	(16,781)
Depreciation	7,332	-	7,332
Exploration expenses – related party	15,151	12,234	2,917
Exploration expenses	144,816	33,756	111,060
Consulting fees – related party	459,772	120,000	339,772
Consulting fees	474,425	560,880	(86,455)
Transfer agent and filing fees	26,679	27,893	(1,214)
Travel	16,085	12,711	3,374
General and administrative	32,619	13,789	18,830
Change in fair value of marketable securities	258,689	987,489	(728,880)
Other income	(69,784)	(98,000)	28,216
Net loss	$1,423,524	$1,745,273	$321,749

Our financial statements report a net loss of $1,423,524 for the twelve month period ended December 31, 2022 compared to a net loss of $1,745,273 for the twelve month period ended December 31, 2021. Our losses have decreased by $321,749, primarily as a result of a decrease in the loss resulting from a change in fair value of marketable securities offset by increases in consulting fees and exploration expenses.

Our operating expenses for the year ended December 31, 2022 were $1,234,619 compared to $855,784 as of December 31, 2021. The increase in operating expenses was across the board as the Company looked to ramp up expenditures in efforts to heighten the profile of the company, while trying to move its properties further along the continuum towards development.

Liquidity and Financial Condition

Working Capital

	At December 31, 2022	At December 31, 2021
Current assets	$3,988,415	$2,659,106
Current liabilities	2,030,680	1,601,926
Working capital (deficiency)	$1,957,735	$1,057,180

Cash Flows

	Year Ended
	December 31
	2022	2021
Net cash (used in) operating activities	$(466,528)	$(202,032)
Net cash provided by (used in) investing activities	144,318	200,000
Net cash provided by financing activities	1,656,000	2,054,028
Net increase (decrease) in cash during period	$1,333,790	$2,051,996

Operating Activities

Net cash used in operating activities was $466,528 for the year ended December 31, 2022 compared with net cash used in operating activities of $202,032 in the same period in 2021.

Investing Activities

Net cash provided by investing activities was $144,318 for the year ended December 31, 2022 compared to net cash used in investing activities of $ 200,000 in the same period in 2021.

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

At the end of the fiscal year on December 31, 2022 the company has sold 16,665,018 common shares to Lincoln Park for gross proceeds of $3,710,028, and to April 12th, 2023 the Company has sold 18,865,018 shares for gross proceeds of $3,945,428.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2022, our company had a net loss of $1,423,524 and has earned no revenues. Our company intends to continue funding operations through our financing arrangement with Lincoln Park Capital, which should be sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company choose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity's ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company's consolidated balance sheet but it did not have an impact on the Company's consolidated statements of operations or consolidated statements of cash flows.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lithium Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative cash flows from operations for the year which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Black Scholes Calculations

As discussed in Note 7 to the financial statements, the Company utilizes Black Scholes calculations to determine fair value of the Company’s stock options.

Auditing management’s calculations of fair value of stock options involves significant judgements and estimates to determine the proper value. Volatility and term are the major assumptions used by management in determining the value of the stock options.

To evaluate the appropriateness of fair value calculation, we evaluated management’s significant judgements and estimates in what inputs were utilized within the Black Scholes calculations. Additionally, we evaluated management’s disclosure of the Black Scholes calculations in Note 7 of the financial statements.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2016.

Firm ID 2738

Houston, TX

April 14, 2023

LITHIUM Corporation

Balance Sheets

ASSETS
	December 31, 2022	December 31, 2021
CURRENT ASSETS
Cash	$3,576,911	$2,243,121
Marketable securities	372,972	393,481
Deposits	700	700
Prepaid expenses	37,832	21,804
Total Current Assets	3,988,415	2,659,106

OTHER ASSETS
Equipment, net of accumulated depreciation	28,318	-

TOTAL ASSETS	$4,016,733	$2,659,106

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,598	$18,705
Accounts payable and accrued liabilities - related party	25,718	2,251
Allowance for optioned properties	1,999,364	1,580,970

TOTAL CURRENT LIABILITIES	2,030,680	1,601,926

TOTAL LIABILITIES	2,030,680	1,601,926

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 113,692,441 and 103,492,441 common shares outstanding, respectively	113,693	103,493
Additional paid in capital	8,571,524	6,925,724
Additional paid in capital - options	887,910	191,513
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(7,956,189)	(6,532,665)

TOTAL STOCKHOLDERS' EQUITY	1,986,053	1,057,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,016,733	$2,659,106

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	57,740	74,521
Depreciation	7,332	-
Exploration expenses - related party	15,151	12,234
Exploration expenses	144,816	33,756
Consulting fees - related party	459,772	120,000
Consulting fees	474,425	560,880
Transfer agent and filing fees	26,679	27,893
Travel	16,085	12,711
General and administrative expenses	32,619	13,789
TOTAL OPERATING EXPENSES	1,234,619	855,784

LOSS FROM OPERATIONS	(1,234,619)	(855,784)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(258,689)	(987,489)
Other income	10,284	-
Other income - related party	59,500	98,000
TOTAL OTHER INCOME (EXPENSE)	(188,905)	(889,489)

LOSS BEFORE INCOME TAXES	(1,423,524)	(1,745,273)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,423,524)	$(1,745,273)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	107,814,085	99,843,819

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2020	95,651,644	$95,652	$4,322,347	$369,115	$191,513	$(4,787,392)	$191,235

Shares issued for services	1,375,779	1,376	555,814	-	-	-	557,190
Shares issued for cash	6,465,018	6,465	2,047,563	-	-	-	2,054,028
Net loss	-	-	-	-	-	(1,745,273)	(1,745,273)

Balance, December 31, 2021	103,492,441	103,493	6,925,724	369,115	191,513	(6,532,665)	1,057,180

Shares issued for cash	10,200,000	10,200	1,645,800	-	-	-	1,656,000
Stock based compensation	-	-	# -	-	696,397	-	696,397
Net income	-	-	-	-	-	(1,423,524)	(1,423,524)

Balance, December 31, 2022	113,692,441	$113,693	$8,571,524	$369,115	$887,910	$(7,956,189)	$1,986,053

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(1,423,524)	$(1,745,273)

Adjustment to reconcile net income (loss) to net cash used in operating activities
Shares issued for services	-	557,190
Change in fair value of marketable securities	258,689	987,489
Depreciation	7,332	-
Stock based compensation	696,397	-
Loss on sale of marketable securities	246	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	(16,028)	(7,578)
Increase (decrease) in accounts payable and accrued liabilities	10,360	6,140
Net Cash (Used in) Operating Activities	(466,528)	(202,032)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from property agreements	165,000	200,000
Cash from sale of marketable securities	14,968	-
Purchase of equipment	(35,650)	-
Net Cash Provided by Investing Activities	144,318	200,000

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	1,656,000	2,054,028
Net Cash Provided by Financing Activity	1,656,000	2,054,028

Increase (Decrease) in cash	1,333,790	2,051,996
Cash, beginning of period	2,243,121	191,125
Cash, end of period	$3,576,911	$2,243,121

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$253,394	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

December 31, 2022

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include the useful life of equipment and inputs related to the calculation of the fair value of stock options. Actual results could differ from those estimates.

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

Research and Development

Research and development costs are expensed as incurred. During the year ended December 31, 2022 and 2021, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended December 31, 2022 and 2021, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,700,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the period ended December 31, 2021.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $466,528 (2021: $202,032) of cash in operations for the year ended December 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2022 and December 31, 2021, respectively:

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$3,576,911	$-	$-
Marketable securities	372,972
Total Assets	3,949,883	-	-
Liabilities
Total Liabilities	-	-	-
	$3,949,883	$-	$-

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$2,243,121	$-	$-
Marketable securities	393,481
Total Assets	2,636,602	-	-
Liabilities
Total Liabilities	-	-	-
	$2,636,602	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2021	$393,481
Additions	253,394
Disposals	(15,214)
Fair value adjustment	(258,689)

Balance, December 31, 2022	$372,972

The Company classifies it’s marketable securities as available for sale.

During the year ended December 31, 2022, the Company received 7,050,000 common shares from a related party with a value of $126,697 related to the option of the Fish Lake Property.

During the year ended December 31, 2022, the Company received 7,050,000 common shares from a related party with a value of $126,697 related to the option of the North Big Smoky Property.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Professional fees	$-	$4,800
Other	14,918
Transfer agent fees	18,413	17,004
Total prepaid expenses	$37,832	$21,804

Note 6 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the year-ended December 31, 2021, we issued 6,450,018 common shares for proceeds of $2,054,028 and issued 1,375,779 common shares with a fair value of $557,190 for services.

During the year-ended December 31, 2022, we issued 10,200,000 common shares for proceeds of $1,656,000.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397. Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company. As of December 31, 2022, no stock options have been exercised.

The fair value of options granted during the year ended December 31, 2022 were determined using the Black Scholes method with the following assumptions:

	Year-ended December 31, 2022	Year-ended December 31, 2021
Risk free interest rate	2.8%	-
Stock volatility factor	107%-118%	-
Weighted average expected life of options	2.5-5 years	-
Expected dividend yield	0%	-

A summary of the Company’s stock option activity and related information follows:

	Year-ended December 31, 2022		Year-ended December 31, 2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	-	-	-	-
Granted	3,700,000	$0.22	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding, end of year	3,700,000	$0.22	-	-

As of December 31, 2022, the intrinsic value of the stock options was approximately $0. Stock option expense for the year ended December 31, 2022 was $696,397. The comparative period does not have intrinsic or stock option expense as there were no options outstanding during the period ending or as at December 31, 2021

The following table summarizes the stock options outstanding at December 31, 2022:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,700,000	$0.22	May 26, 2027	3,700,000	4.40

Note 8 – Mineral Properties

Fish Lake Valley

On April 29, 2021 we signed a Letter Of Intent (LOI) with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Morella Corporation has paid $250,000 and issued 28,176,951 common shares with a fair value of $1,456,407.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

San Emidio

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada. Surge paid Lithium Corporation $50,000 and issued 200,000 common shares valued at $51,260 on signing the agreement, but relinquished all interest in the agreement and the property in July of 2022, so no further funds or shares were issued under the terms of the agreement.

North Big Smokey

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smokey property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years. To date Morella Corporation has paid $65,000 and issued 7,050,000 common shares with a fair value of $126,697.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 9 – Allowance for Optioned Properties

Fish Lake Valley

On October 21, 2021 we signed an agreement with Morella Corporation, an Australian Lithium explorer and developer, and related entity whereby Morella Corporation can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years.

As of December 31, 2022, the Company has received $250,000 and received 35,226,951 common shares with a fair value of $1,456,407 in relation to the letter of intent. The Company recorded $1,706,407 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The agreement was signed with a purchaser that has a common director as the Company.

San Emidio

On September 16, 2021, the Company entered into a Letter of Intent with respect to the San Emidio Property whereby the optionor will pay $50,000 on signing (received) and issue 200,000 common shares within 5 days of closing.

As of December 31, 2022, the Company has received $50,000 and 200,000 common shares, valued at $51,260, in relation to the letter of intent. The Company recorded $101,260 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

North Big Smokey

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smokey property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years. To date Morella Corporation has paid $65,000 and received 7,050,000 common shares with a fair value of $126,697. The Company recorded $191,697 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $204,000 to related parties and non-cash stock option compensation expenses of $255,772 to related parties for the year ended December 31, 2022, respectively (2021: $120,000 and $Nil).

The Company paid exploration fees totaling $15,151 to related parties for the year ended December 31, 2022 (2021L $12,234).

The Company paid rent fees totaling $6,000 to related parties for the year ended December 31, 2022.

As at December 31, 2022, the Company had $25,718 owing to related parties.

During the year ended December 31, 2022, the company received $59,500 ($98,000 in 2021) in distributions from Summa, LLC, a Limited Liability Corporation with some shared management. The Company holds a 25% investment in Summa LLC. The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

As of December 31, 2022, the Company has received $65,000 and received 7,050,000 common shares with a fair value of $126,697 from a related party through common directors in relation to the letter of intent signed in relation to the North Big Smokey Property. See notes 4, 7 and 8.

As of December 31, 2022, the Company has received $250,000 and 35,226,951 common shares from a related party through common directors with a fair value of $1,456,407 in relation to the agreement signed in relation to the Fish Lake property. See note 4, 7 and 8.

Note 11 – Income Taxes

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $7,955,000 that may be available to reduce future years' taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Federal income tax benefit attributable to:
Current operations	$298,830	$366,510
Less: valuation allowance	(298,830)	(366,510)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (2020: 21%) of significant items comprising our net deferred tax amount is as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$1,670,594	$1,371,764
Less: valuation allowance	(1,670,594)	(1,371,764)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $7,955,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 12 – Commitments and Contingencies

On July 1, 2021, the Company signed a rental agreement with a related party for office and storage space. The rental agreement is on a month-to-month basis for a monthly fee of $500 with no escalating payments. As the Company cannot determine the amount of time it will stay in the lease then a lease period cannot be determined and, as such, the agreement does not fall under ASC 842.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2022, there were no pending or threatened litigation against the Company.

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2022 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose other than those below.

Subsequent to December 31, 2022, the Company issued 2,200,000 common shares for proceeds of $235,400.

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2022 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was ineffective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Lewis	President, Treasurer, Secretary and Director	68	August 25, 2009
James Brown	Director	59	December 19, 2012
Brian Goss	Director	44	May 30, 2014

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2022, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Lewis(1)	2022	Nil	Nil	Nil	Nil	Nil	Nil	175,0002)	175,000
President, Treasurer, Secretary, and Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	120,500	120,500	(2)

Brian Goss(3)	2022	Nil	Nil	Nil	Nil	Nil	Nil	20,000	20,000
Director, Former President, Treasurer, Secretary	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

(3)

Mr. Goss has acted as a director of our company since May 30, 2014 and served as president, treasurer and secretary of our company from August 13, 2014 until February 7, 2017, and since September 14, 2021 is our Vice President of Business Development.

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
(4)

Brian Goss has acted as a director of our company since May 30, 2014. Mr. Goss was appointed as president, treasurer and secretary of our company on August 13, 2014. Mr. Goss resigned as president, treasurer and secretary on February 7, 2017, and since September 14, 2021 is our Vice President of Business Development.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2023, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 12, 2023. As of April 12, 2023 there were 115,892,441 shares of our company’s common stock issued and outstanding.

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

LITHIUM CORPORATION
(Registrant)

Dated: April 14, 2023	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2023	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 14, 2023	/s/ Brian Goss
Brian Goss
Director

Dated: April 14, 2023	/s/ James Brown
James Brown
Director

