Form 10-Q
period 2023-03-31
Lithium Corp
filed 2023-05-15
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 115,892,441 common shares issued and outstanding as of May 15, 2023

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation

Balance Sheets

ASSETS
	March 31, 2023 (unaudited)	December 31, 2022
CURRENT ASSETS
Cash	$3,730,381	$3,576,911
Marketable securities	271,297	372,972
Deposits	700	700
Prepaid expenses	27,270	37,832
Total Current Assets	4,029,648	3,988,415

OTHER ASSETS
Equipment, net of accumulated depreciation	26,485	28,318

TOTAL ASSETS	$4,056,133	$4,016,733

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,074	$5,598
Accounts payable and accrued liabilities - related party	23,081	25,718
Allowance for optioned properties	1,999,364	1,999,364

TOTAL CURRENT LIABILITIES	2,033,519	2,030,680

TOTAL LIABILITIES	2,033,519	2,030,680

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 115,892,441 and 113,692,441 common shares outstanding, respectively	115,893	113,693
Additional paid in capital	8,804,724	8,571,524
Additional paid in capital - options	957,247	887,910
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(8,224,365)	(7,956,189)

TOTAL STOCKHOLDERS' EQUITY	2,022,614	1,986,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,056,133	$4,016,733

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	11,503	9,882
Depreciation	1,833	1,833
Exploration expenses - related party	3,779	6,219
Exploration expenses	-	8,866
Consulting fees - related party	101,984	45,000
Consulting fees	53,153	5,250
Transfer agent and filing fees	8,386	6,593
Travel	1,085	3,133
General and administrative expenses	13,166	3,949
TOTAL OPERATING EXPENSES	194,889	90,725

LOSS FROM OPERATIONS	(194,889)	(90,725)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(101,675)	345,600
Other income	18,388	40,000
Other income - related party	10,000	-
TOTAL OTHER INCOME (EXPENSE)	(73,287)	385,600

LOSS BEFORE INCOME TAXES	(268,176)	294,875

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(268,176)	$294,875

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	105,836,885	104,110,219

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Stockholders' Equity

(unaudited)

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2021	103,492,441	$103,493	$6,925,724	$369,115	$191,513	$(6,532,665)	$1,057,180

Shares issued for cash	1,600,000	1,600	332,400	-	-	-	334,000
Net income	-	-	-	-	-	294,875	294,875

Balance, March 31, 2022	105,092,441	105,093	7,258,124	369,115	191,513	(6,237,790)	1,686,055

Balance, December 31, 2022	113,692,441	113,693	8,571,524	369,115	887,910	(7,956,189)	1,986,053

Shares issued for cash	2,200,000	2,200	233,200	-	-	-	235,400
Stock based compensation	-	-	# -	-	69,337	-	69,337
Net income	-	-	-	-	-	(268,176)	(268,176)

Balance, March 31, 2023	115,892,441	$115,893	$8,804,724	$369,115	$957,247	$(8,224,365)	$2,022,614

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(268,176)	$294,875
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	101,675	(345,600)
Depreciation	1,833	1,833
Stock based compensation	69,337	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	10,562	(1,572)
Increase (decrease) in accounts payable and accrued liabilities	2,839	(713)
Net Cash (Used in) Operating Activities	(81,930)	(51,177)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	-	(35,650)
Net Cash Provided by Investing Activities	-	(35,650)

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	235,400	334,000
Net Cash Provided by Financing Activity	235,400	334,000

Increase (Decrease) in cash	153,470	247,173
Cash, beginning of period	3,576,911	2,243,121
Cash, end of period	$3,730,381	$2,490,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

March 31, 2023

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

Research and Development

Research and development costs are expensed as incurred. During the three months ended March 31, 2023 and 2022, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During three months ended March 31, 2023 and 2022, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,700,000 stock options outstanding at March 31, 2023 (December 31, 2022: 3,700,000), is excluded in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $81,930(2022: $51,177) of cash in operations for the three months ended March 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2023 and December 31, 2022, respectively:

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,730,381	$-	$-
Marketable securities	271,297
Total Assets	4,001,678	-	-
Liabilities
Total Liabilities	-	-	-
	$4,001,678	$-	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$3,576,911	$-	$-
Marketable securities	372,972
Total Assets	3,949,883	-	-
Liabilities
Total Liabilities	-	-	-
	$3,949,883	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2022	$372,972
Fair value adjustment	(101,675)

Balance, March 31, 2023	$271,297

The Company classifies its marketable securities as available for sale.

During the year ended December 31, 2022, the Company received 7,050,000 common shares from a related party with a value of $126,697 related to the option of the Fish Lake Property.

During the year ended December 31, 2022, the Company received 7,050,000 common shares from a related party with a value of $126,697 related to the option of the North Big Smoky Property.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Professional fees	$4,500	$4,500
Other	11,697	14,918
Transfer agent fees	11,073	18,413
Total prepaid expenses	$27,270	$37,832

Note 6 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the year-ended December 31, 2022, the Company issued 10,200,000 common shares for proceeds of $1,656,000.

During the three months ended March 31, 2023, the Company issued 2,200,000 common shares for proceeds of $235,400.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  On January 24, 2023, the exercise price of the options was amended to $0.10 per share resulting in a $69,337 stock-based compensation expense for the three months ended March 31, 2023. As of March 31, 2023, no stock options have been exercised.

The fair value of options granted during the year ended December 31, 2022 were determined using the Black Scholes method with the following assumptions:

March 31, 2023
Risk free interest rate	3.58%
Stock volatility factor	101%-114%
Weighted average expected life of options	1.8-4.3 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,700,000	$0.22	-	-
Repricing	-	(0.12)	-	-

Outstanding, end of period	3,700,000	$0.10	-	-

As of March 31, 2023, the intrinsic value of the stock options was approximately $0.  Stock option expense for the three months ended March 31, 2023 was $69,337.  The comparative period does not have intrinsic or stock option expense as there were no options outstanding during the period ending or as at March 31, 2023.

The following table summarizes the stock options outstanding at March 31, 2023:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,700,000	$0.10	May 26, 2027	3,700,000	4.1

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

As of March 31, 2023, the Company has received $250,000 and received 35,226,951 common shares with a fair value of $1,456,407 in relation to the letter of intent.  The Company recorded $1,706,407 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The agreement was signed with a purchaser that has a common director as the Company.

San Emidio

On September 16, 2021, the Company entered into a Letter of Intent with respect to the San Emidio Property whereby the optionor will pay $50,000 on signing (received) and issue 200,000 common shares within 5 days of closing.

As of March 31, 2023, the Company has received $50,000 and 200,000 common shares, valued at $51,260, in relation to the letter of intent.  The Company recorded $101,260 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Note 10 – Related Party Transactions

The Company paid cash consulting fees totalling $72,000 to related parties and non-cash stock option compensation expenses of $29,984 to related parties for the three months ended March 31, 2023, respectively (2022: $45,000 and $Nil).

The Company paid exploration fees totalling $3,779 to related parties for the three months ended March 31, 2023 (2022: $6,219).

The Company paid rent fees totalling $1,500 to related parties for the three months ended March 31, 2023 (2022: $1,500).

As at March 31, 2023, the Company had $23,081 owing to related parties (December 31, 2022: $25,718).

During the three months ended March 31, 2023, the company received $10,000 (2022: $Nil) in distributions from Summa, LLC, a Limited Liability Corporation with some shared management.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the year ended December 31, 2022, the Company received $65,000 and received 7,050,000 common shares with a fair value of $126,697 from a related party through common directors in relation to the letter of intent signed in relation to the North Big Smoky Property.  See notes 4, 7 and 8.

During the year ended December 31, 2022, the Company received $150,000 and 35,226,951 common shares from a related party through common directors with a fair value of $1,456,407 in relation to the agreement signed in relation to the Fish Lake property.  See note 4, 7 and 8.

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

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2023 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

In April of 2016 our company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation in which we had planned to build a portfolio of lithium mineral property royalties.   Also in April of 2016 Lithium Royalty Corp staked the North Big Smoky block of mineral claims in Nye County Nevada.  On May 13th, 2016 Lithium Royalty Corp sold the North Big Smoky property to 1069934 Nevada Ltd., for $10,000.00, reimbursement of staking and filing fees, and 300,000 shares in the “Purchaser Parent”.  Lithium Royalty Corp retained a 2.5% Net Smelter Royalty (“NSR”) on the North Big Smoky Property and the Purchaser had the right to purchase up to one-half (50%) of the NSR for $1,000,000 to reduce the NSR to 1.25%.  On April 28, 2017, the Company entered into an Assignment Agreement with Lithium Royalty Corp. for the assignment of the residual interest in the North Big Smoky Property and the subsidiary was subsequently voluntarily dissolved with the Nevada Secretary of State effectively on April 28, 2017.  By agreement dated September 13th, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. (successor of 1069934) for $3,000.  Lithium Corporation was compensated on November 02, 2017.

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

In March 2022 the Company staked claims in the North Big Smoky area once again and have recently (May 13, 2022) entered into a Letter of Intent (LOI) with Morella Corporation a related company whereby Morella will earn an undivided 60% interest in the property by paying $50,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement.  Morella must issue $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, and staked more claims in the area.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili).  Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfilment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company.  The Company had optioned this property off before as effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property.  The terms of the formal agreement were;  payment of  $100,000,  issuance of 300,000  common  shares of 1067323 B.C. Ltd.,  or of the  publicly  traded  company  anticipated  to result from a Going Public  Transaction,  and work  performed on the property by the Optionee in the amount of  $600,000  over the following three  years to earn an 80%  interest  in the property.  1067323  then had a  subsequent  Earn-In  option to purchase  Lithium Corporation’s  remaining 20% working  interest within three years of earning the 80% by paying our company a further $1,000,000,  at which point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1067323 for an  additional  $1,000,000.  1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016.  The Company waived the work requirement for the first year and received extra shares of American Lithium Corp as consideration for the amendment to the Agreement. In June 2018, the Company received notification that the purchaser was relinquishing any right to earn an interest in the property and, as such, $202,901 was taken into income.  During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the property which then had a net book value of $Nil.  Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property.  In Fall 2022 the Company completed a Controlled Source Audio- Magnetotelluric (CSAMT) survey on the property, and is currently considering next steps with respect to exploring and developing this property.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer, and related company whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock.  Recently Morella has indicated that they have completed phase I of both passive seismic and magnetotelluric (MT) surveys, and are looking to progress onto phase II.  The Company had originally acquired this property through a June 2009 Option Agreement, and conducted geochemical, geological, geophysical and drilling work on it over the next several years eventually optioning the property off to the successors of American Lithium Corp in 2016, who conducted geophysical, and geochemical surveys and did some drilling work over the the next few years.  The Company received formal relinquishment of the Purchasers right to earn an interest in the property on April 30th 2019.

On March 2, 2017 we issued a news release announcing that we had signed a letter of intent with Bormal Resources Inc. with respect to three Tantalum-Niobium properties (Michael, Yeehaw, and Three Valley Gap) located in British Columbia, Canada.  Bormal conducted a stream sediment sampling program on the Michael property in 2014, and determined that the tantalum-niobium in stream sediment anomaly here is bona fide, and in the order of 6 kilometers in length.  In November of 2016 Lithium Corporation conducted a short soil geochemistry orientation program on the property as part of its due diligence, and determined that there are elevated levels of Niobium-Tantalum in soils here.  Also in the general area of the Michael property the Yeehaw property had been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly.  Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits.  The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results.  This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which includes an interval that is mineralized with approximately 0.75% Total Rare Earth Elements (TREE’s).  On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares.  The final consideration shares were issued and the Yeehaw property was transferred by Bormal.  During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization.  The company has staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property.  This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Work in 2019 discovered the extension to the west of the mineralized structure, and also similar mineralized float was found to the east that possibly indicates it strikes under cover in that direction also.  Field work was done on this property over the past few field seasons, and the Company is currently determining what work will be done during the 2023 field season.

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

Our company completed a number of geochemical and geophysical studies on the property, and conducted a short drill program on the periphery of the playa in the fall of 2010. Near-surface brine sampling during the spring of 2011 outlined a boron/lithium/potassium anomaly on the northern portions of the northern playa, that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L (average 122.5 mg/L), with boron ranging from 1,500 to 2,670 mg/L (average 2,219 mg/L), and potassium from 5,400 to 8,400 mg/L (average 7,030 mg/L). Wet conditions on the playa precluded drilling there in 2011, and for a good portion of 2012, however a window of opportunity presented itself in late fall 2012. In November/December 2012 we conducted a short direct push drill program on the northern end of the playa, wherein a total of 1,240.58 feet (378.09 meters) was drilled in 20 holes at 17 discrete sites, and an area of 3,356 feet (1,023 meters) by 2,776 feet (846 meters) was systematically explored by grid probing. The deepest hole was 81 feet (24.69 meters), and the shallowest hole that produced brine was 34 feet (10.36 meters). The average depth of the holes drilled during the program was 62 feet (18.90 meters). The program successfully demonstrated that lithium-boron-potassium-enriched brines exist to at least 62 feet (18.9 meters) depth in sandy or silty aquifers that vary from approximately three to ten feet (one to three meters) in thickness. Average lithium, boron and potassium contents of all samples are 47.05 mg/L, 992.7 mg/L, and 0.535% respectively, with lithium values ranging from 7.6 mg/L to 151.3 mg/L, boron ranging from 146 to 2,160.7 mg/L, and potassium ranging from 0.1 to 1.3%. The anomaly outlined by the program is 1,476 by 2,461 feet (450 meters by 750 meters), and is not fully delimited, as the area available for probing was restricted due to soft ground conditions to the east and to the south. A 50 mg/L lithium cut-off is used to define this anomaly and within this zone average lithium, boron and potassium contents are 90.97 mg/L, 1,532.92 mg/L, and 0.88% respectively. On September 3, 2013, we announced that drilling had commenced at Fish Lake Valley. Due to storms and wet conditions in the area which our company hoped to concentrate on, the playa was not passable, and so the program concentrated on larger step-out drilling well off the playa. This 11 hole, 1,025 foot program did prove that mineralization does not extend much, if at all, past the margins of the playa, as none of the fluids encountered in this program were particularly briny, and returned values of less than 5 mg/L lithium.

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

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili).  Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfilment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company. Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property.  In Fall 2022 the Company completed a Controlled Source Audio-Magnetotelluric (CSAMT) survey on the property, and is currently considering next steps with respect to exploring and developing this property.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  The Company reduced its acreage holdings here to approximately 203 acres ( 82  hectares) to facilitate applying 5 years assessment credit to the property, and placed it on the “back burner” in favor of developing other prospects that are of greater commercial interest.  The Company is currently in the planning stages with respect to the work to be done on this prospect this summer.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past.  In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here.  On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the property to 1069934 Nevada Ltd. (“Purchaser”) a private company.  Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the “Purchaser Parent”, 1069934 B.C. Ltd, and retained a royalty on the property.    No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse.  We have recently signed a letter of agreement with Morella Corporation a related company whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property in Nye County Nevada by paying $50,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfil these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  This area was subsequently re-staked by Lithium Corporation in early 2022.  Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, and staked more claims in the area.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

We had a net loss of $268,176 for the three month period ended March 31, 2023, which was a $563,051 increase from the net gain of $294,875 for the three month period ended March 31, 2022.  The change in our results over the two periods is primarily the result of loss of fair value of marketable securities compared to a gain in the comparative period, a decrease of other income and an increase in consulting fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change Between Three Month Period Ended March 31, 2023 and March 31, 2022
Professional fees	$11,503	$9,882	$1,621
Depreciation	1,833	1,833	-
Exploration expenses – related party	3,779	6,219	(2,440)
Exploration expenses	-	8,866	(8,866)
Consulting fees – related party	101,984	45,000	56,984
Consulting fees	53,153	5,250	47,903
Transfer agent and filing fees	8,386	6,593	1,793
Travel	1,085	3,133	(2,048)
General and administrative	13,166	3,949	9,217
Other loss (income)	(73,287)	385,600	(458,887)
Net loss (income)	$(268,176)	$294,875	$(563,051)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2023 reflects current assets of $4,029,648.  We had cash in the amount of $3,730,081 and working capital in the amount of $1,996,129 as of March 31, 2023. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At Mar 31, 2023	At Dec 31, 2022
Current assets	$4,029,648	$3,998,415
Current liabilities	(2,033,519)	(2,030,680)
Working capital	$1,996,129	$1,957,735

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) operating activities	$(81,930)	$(51,177)
Net cash (used in) investing activities	-	(35,650)
Net cash provided by financing activities	235,400	334,000
Net increase (decrease) in cash during period	$153,470	$247,173

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $81,930, an increase of $30,753 from the $51,177 net cash outflow during the three months ended March 31, 2022.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 was $Nil which was a $35,650 decrease from the $35,650 cash used in investing activities during the three months ended March 31, 2022.

Financing Activities

Cash provided by financing activities during the nine months ended March 31, 2023 was $235,400 as compared to $334,000 in cash provided by financing activities during the three months ended March 31, 2022.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $74,000 per month.   Due to our current cash position of approximately $3,730,381 as of March 31, 2023, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

Under the Purchase Agreement, on any business day over the term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a “Purchase Notice”) directing Lincoln Park to purchase up to 100,000 shares of Common Stock per business day, which increases to up to 150,000 shares in the event the price of the Company’s Common Stock is not below $0.25 per share; up to 200,000 shares in the event the price of the Company’s Common Stock is not below $0.35 per share and up to 250,000 shares in the event the price of the Company’s Common Stock is not below $0.50 (the “Regular Purchase”) (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. The Purchase Agreement provides for a purchase price per Purchase Share (the “Purchase Price”) equal to 93% of the lesser of:

•	the lowest sale price of the Company’s Common Stock on the purchase date; and

•	the average of the three lowest closing sale prices for the Company’s Common Stock during the twelve consecutive business days ending on the business day immediately preceding the purchase date of such shares.

 In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an “Accelerated Purchase Notice”) directing Lincoln Park to purchase an amount of stock (the “Accelerated Purchase”) equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company’s Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the “Accelerated Purchase Period”). The purchase price per share of Common Stock for each such Accelerated Purchase will be equal to 93% of the lesser of:

•	the volume weighted average price of the Company’s Common Stock during the applicable Accelerated Purchase Period on the applicable Accelerated Purchase Date; and

•	the closing sale price of the Company’s Common Stock on the applicable Accelerated Purchase Date.

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

During the quarter ended March 31, 2023 the Company completed 11 stock purchases with Lincoln Park, issuing 2,200,000 shares for proceeds of $235,400.  To May 16, 2023 the Company has issued 18,865,018 shares pursuant to the Lincoln Park agreement for proceeds of $3,945,428.

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

Dated: May 15, 2023
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

