Form 10-Q
period 2023-06-30
Lithium Corp
filed 2023-08-18
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 116,292,441 common shares issued and outstanding as of August 14, 2023.

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation

Balance Sheets

ASSETS
	June 30, 2023 (unaudited)	December 31, 2022
CURRENT ASSETS
Cash	$3,659,396	$3,576,911
Marketable securities	212,247	372,972
Deposits	700	700
Prepaid expenses	18,756	37,832
Total Current Assets	3,891,099	3,988,415

OTHER ASSETS
Equipment, net of accumulated depreciation	24,652	28,318

TOTAL ASSETS	$3,915,751	$4,016,733

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,687	$5,598
Accounts payable and accrued liabilities - related party	20,811	25,718
Allowance for optioned properties	1,999,364	1,999,364

TOTAL CURRENT LIABILITIES	2,024,862	2,030,680

TOTAL LIABILITIES	2,024,862	2,030,680

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 116,092,441 and 113,692,441 common shares outstanding, respectively	116,093	113,693
Additional paid in capital	8,823,724	8,571,524
Additional paid in capital - options	957,247	887,910
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(8,375,290)	(7,956,189)

TOTAL STOCKHOLDERS' EQUITY	1,890,889	1,986,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,915,751	$4,016,733

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

(unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	24,023	32,431	35,526	42,313
Depreciation	1,833	1,833	3,666	3,666
Exploration expenses - related party	-	3,078	3,779	9,297
Exploration expenses	4,798	62,355	4,798	71,221
Consulting fees - related party	68,000	367,967	169,984	412,967
Consulting fees	12,800	384,480	65,953	389,730
Transfer agent and filing fees	4,812	10,634	13,198	17,227
Travel	1,511	3,692	2,596	6,825
General and administrative expenses	7,868	6,579	21,034	10,528
Writedown of mineral property	-	-	-	-
TOTAL OPERATING EXPENSES	125,645	873,049	320,534	963,774

LOSS FROM OPERATIONS	(125,645)	(873,049)	(320,534)	(963,774)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(49,773)	(400,605)	(151,448)	(55,005)
Other income	18,688	19,500	37,076	59,500
Gain (Loss) on sale of marketable securities	5,805	-	5,805	-
Other income - related party	-	-	10,000	-
TOTAL OTHER INCOME (EXPENSE)	(25,280)	(381,105)	(98,567)	4,495

LOSS BEFORE INCOME TAXES	(150,925)	(1,254,154)	(419,101)	(959,279)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(150,925)	$(1,254,154)	$(419,101)	$(959,279)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	115,907,826	105,861,672	115,176,419	104,990,784

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation

Statements of Stockholders' Equity

(unaudited)

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2021	103,492,441	$103,493	$6,925,724	$369,115	$191,513	$(6,532,665)	$1,057,180

Shares issued for cash	1,600,000	1,600	332,400	-	-	-	334,000
Net income	-	-	-	-	-	294,875	294,875

Balance, March 31, 2022	105,092,441	105,093	7,258,124	369,115	191,513	(6,237,790)	1,686,055

Shares issued for cash	2,000,000	2,000	441,200	-	-	-	443,200
Stock based compensation	-	-	-	-	696,397	-	696,397
Net income	-	-	-	-	-	(1,254,154)	(1,254,154)

Balance, June 30, 2022	107,092,441	$107,093	$7,699,324	$369,115	$887,910	$(7,491,944)	$1,571,498

Balance, December 31, 2022	113,692,441	113,693	8,571,524	369,115	887,910	(7,956,189)	1,986,053

Shares issued for cash	2,200,000	2,200	233,200	-	-	-	235,400
Stock based compensation	-	-	-	-	69,337	-	69,337
Net income	-	-	-	-	-	(268,176)	(268,176)

Balance, March 31, 2023	115,892,441	115,893	8,804,724	369,115	957,247	(8,224,365)	2,022,614

Shares issued for cash	200,000	200	19,000	-	-	-	19,200
Net income	-	-	-	-	-	(150,925)	(150,925)

Balance, June 30, 2023	231,984,882	$116,093	$8,823,724	$369,115	$957,247	$(8,375,290)	$1,890,889

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(419,101)	$(959,279)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	151,448	55,005
Depreciation	3,666	3,666
Stock based compensation	69,337	696,397
Gain on sale of marketable securities	(5,805)	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	19,076	4,385
Increase (decrease) in accounts payable and accrued liabilities	(5,818)	11,057
Net Cash (Used in) Operating Activities	(187,197)	(188,769)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from property agreements	-	65,000
Cash from sale of marketable securities	15,082	-
Purchase of equipment	-	(35,650)
Net Cash Provided by Investing Activities	15,082	29,350

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	254,600	777,200
Net Cash Provided by Finanicng Activity	254,600	777,200

Increase (Decrease) in cash	82,485	617,781
Cash, beginning of period	3,576,911	2,243,121
Cash, end of period	$3,659,396	$2,860,902

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

June 30, 2023

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

Revenue Recognition

The Company recognizes revenues under ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Research and Development

Research and development costs are expensed as incurred. During the three and six months ended June 30, 2023 and 2022, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During three and six months ended June 30, 2023 and 2022, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,700,000 stock options outstanding at June 30, 2023 (December 31, 2022: 3,700,000), is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2023, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $187,197 (2022: $188,769) of cash in operations for the six months ended June 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2023 and December 31, 2022, respectively:

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,659,396	$-	$-
Marketable securities	212,247	-	-
Total Assets	3,871,643	-	-
Liabilities
Total Liabilities	-	-	-
	$3,871,643	$-	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$3,576,911	$-	$-
Marketable securities	372,972	-	-
Total Assets	3,949,883	-	-
Liabilities
Total Liabilities	-	-	-
	$3,949,883	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2022	$372,972
Fair value adjustment	(151,448)
Disposals	(9,277)

Balance, June 30, 2023	$212,247

The Company classifies it’s marketable securities as available for sale.

During the year ended December 31, 2022, the Company received 7,050,000 common shares from a related party with a value of $126,697 related to the option of the Fish Lake Property.

During the three and six months ended June 30, 2023, the Company disposed marketable securities with a cost of $9,277 for proceeds of $15,083 resulting in a gain of $5,805.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Professional fees	$4,500	$4,500
Other	7,269	14,918
Transfer agent fees	6,987	18,413
Total prepaid expenses	$18,756	$37,832

Note 6 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the year-ended December 31, 2022, the Company issued 10,200,000 common shares for proceeds of $1,656,000.

During the six months ended June 30, 2023, the Company issued 2,400,000 common shares for proceeds of $254,600.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  On January 24, 2023, the exercise price of the options was amended to $0.10 per share resulting in a $69,337 stock-based compensation expense for the six months ended June 30, 2023. As of June 30, 2023, no stock options have been exercised.

The fair value of options granted during the year ended December 31, 2022 were determined using the Black Scholes method with the following assumptions:

June 30, 2023
Risk free interest rate	3.58%
Stock volatility factor	101%-114%
Weighted average expected life of options	1.8-4.3 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,700,000	$0.22	-	-
Granted	-	-	3,700,000	$0.22
Repricing	-	(0.12)	-	-

Outstanding, end of period	3,700,000	$0.10	3,700,000	$0.22

As of June 30, 2023, the intrinsic value of the stock options was approximately $0.  Stock option expense for the six months ended June 30, 2023 was $69,337 (2022: $777,200).

The following table summarizes the stock options outstanding at June 30, 2023:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2023	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,700,000	$0.10	May 26, 2027	3,700,000	3.85

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

As of June 30, 2023, the Company has received $250,000 and received 35,226,951 common shares with a fair value of $1,456,407 in relation to the letter of intent.  The Company recorded $1,706,407 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The agreement was signed with a purchaser that has a common director as the Company.

San Emidio

On September 16, 2021, the Company entered into a Letter of Intent with respect to the San Emidio Property whereby the optionor will pay $50,000 on signing (received) and issue 200,000 common shares within 5 days of closing.

As of June 30, 2023, the Company has received $50,000 and 200,000 common shares, valued at $51,260, in relation to the letter of intent.  The Company recorded $101,260 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Note 10 – Related Party Transactions

For the three and six months ended June 30, 2023, the Company paid cash consulting fees totaling $68,000 and $140,000 (2022: $45,000 and $90,000), respectively, to related parties and non-cash stock option compensation expenses of $Nil and $29,984 ($322,966 and $322,966) to related parties.

The Company paid exploration fees totaling $0 and $3,779 to related parties for the three and six months ended June 30, 2023 (2022: $3,078 and $9,297).

The Company paid rent fees totaling $1,500 and $3,000 to related parties for the three and six months ended June 30, 2023 (2022: $1,500 and $3,000).

As at June 30, 2023, the Company had $20,811 owing to related parties (December 31, 2022: $25,718).

During the six months ended June 30, 2023, the company received $10,000 (2022: $Nil) in distributions from Summa, LLC, a Limited Liability Corporation with some shared management.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

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

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2023 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

In March of 2022 we staked a block of claims covering approximately 3400 acres which roughly corresponds to the lands previously held by Lithium Corporation’s former subsidiary Lithium Royalty Corp. in 2016/2017.  On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella can earn a 60% interest in the property by paying $65,000 US (done) to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here.  Most recently Morella has commenced a drilling program, testing for both lithium-in-brine and clay mineralization.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer, and related party whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock.  In the last couple of years Morella has completed two phases passive seismic and magnetotelluric (MT) surveys, and are most recently have received permits for drilling on both the south and northern blocks.  Preparatory work is currently being done, and drilling on the north block is scheduled to commence in August 2023.  The Company had originally acquired this property through a June 2009 Option Agreement, and conducted geochemical, geological, geophysical and drilling work on it over the next several years eventually announcing via press release on February 16, 2016, that our company has entered into a letter of intent with 1032701 B.C.  Ltd.  On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement.  The terms of the Earn-In Agreement allowed 1032701 to earn an 80% interest in Fish Lake Valley for payments over three years  totaling  $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public  Transaction,  and work  performed on the property over three  years in the amount of  $1,100,000.  1032701  then had a subsequent option to purchase Lithium Corporation's  remaining 20% working interest, which would have left the Company with a 2.5% Net Smelter Royalty, half of which could have been purchased.  Menika Mining, a publicly traded company on the TSX Venture Exchange subsequently acquired 1032701 B.C.  Ltd and changed their name to American Lithium Corp.  The Company received formal relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares.  The final consideration shares were issued and the Yeehaw property was transferred by Bormal.  During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization.  The company staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property.  This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Work in 2019 discovered the extension to the west of the mineralized structure, and also similar mineralized float was found to the east that possibly indicates it strikes under cover in that direction also.  Field work was done on this property in 2020, 2021, and 2022, and recently the company has increased the size of its block here and has also started the 2023 field season on this property.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited a related party, and an Australian Lithium explorer and developer, Under the formal agreement which was signed in October 2021 Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years.  To date Morella is current with all conditions and commitments with respect to the agreement, and has been conducting geophysical surveys on a phased basis on the property, and has indicated it is anticipating drilling to commence sometime in August 2023.  The Company does casually provide expertise with respect to exploration, development, and materials processing as this option moves forward.

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

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past.  In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here.  On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company.  Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property.    No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse.  On May 11, 2022 we signed a letter of agreement with Morella Corporation a related party whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  This area was subsequently re-staked by Lithium Corporation in early 2022.  Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here.  Most recently Morella has commenced a drilling program on the property, testing for both lithium-in-brine and clay mineralization.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property immediately after the court awarded Summa ownership in 2013, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summa’s title is superior to all other claimants.  The subsequent appeal of this verdict was quashed later in 2018, and there has been no further action on that account.  Summa signed a Letter of Intent on January 14, 2020 with respect to the Tonopah property whereby 1237025 BC Ltd, could earn a 100% interest in the property (subject to a 1.0% Net Smelter Royalty or NSR) by paying $400,000 in cash, issuing $400,000 in shares, and incurring $1.5 million in exploration expenditures in stages over the next 5 years.  The Optionee also has the right to purchase ¼ of the NSR for $1,500,000, and the future right to purchase a further ¼ of the NSR for $2,500,000. The definitive agreement was signed in March of 2020, and 1237025 BC Ltd subsequently merged with Pinnacle North Gold Corp., who then changed their name to Summa Silver Corp.  Summa Silver actively explored the property in the second half of 2020, drilling roughly 14,000 meters in 29 drill holes.  Additionally more work was performed on the Belmont tailings portion of the project aided by Lithium Corporation personnel, who have been actively promoting and advancing this aspect of the Tonopah holdings since acquisition.  In 2021 Summa Silver accelerated the earn-in provisions of the option agreement and was transferred a 100% interest in the property.  Summa still retains a 1% (LTUM’s undivided share 0.25%) Net Smelter Royalty on the property. Recently Summa entered into an agreement with Electric Metals (USA) Limited (formerly Nevada Silver Corporation) with respect to Summa’s Belmont Nevada claims whereby EML can earn a 100% interest by paying $200,000 in cash or at Optionor’s discretion shares over 5 years, and election must be made by the sixth agreement anniversary to purchase the lands (69.96 acres) at $10,000 per acre.  Should EML earn their interest Summa, LLC would retain a 1% Net Smelter Royalty – 50% of which may be subsequently purchased by the Optionor.  Summa, LLC still retains a 100% interest (subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, nickle - cobalt and Rare Earth Element mineralization, as well as evaluating a wide range of opportunities brought to our company by third parties.

Additionally our company continues its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

We had net loss of $150,925 for the three month period ended June 30, 2023, which was $1,103,229 less than the net loss of $1,254,154 for the three month period ended June 30, 2022.  The change in our results over the two periods is primarily the result of a decrease in consulting fees resulting from the issuance of stock options and exploration expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change Between Three Month Period Ended June 30, 2023 and June 30, 2022
Professional fees	$24,023	$32,431	$(8,408)
Depreciation expense	1,833	1,833	-
Exploration expenses – related party	4,798	3,078	1,720
Exploration expenses	-	62,355	(62,355)
Consulting fees – related party	18,016	367,967	(349,951)
Consulting fees	62,784	384,480	(321,696)
Transfer agent and filing fees	4,812	10,634	(5,822)
Travel	1,511	3,692	(2,181)
General and administrative	7,868	6,579	1,289
Other loss (income)	25,280	381,105	(355,825)
Net loss (income)	$150,925	$1,254,154	$(1,103,229)

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

We had net loss of $419,101 for the six month period ended June 30, 2023, which was $540,178 less than the net loss of $959,279 for the six month period ended June 30, 2022. The change in our results over the two periods is primarily the result of a decrease in consulting fees resulting from the issuance of stock options and exploration expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change Between Six Month Period Ended June 30, 2023 and June 30, 2022
Professional fees	$35,526	$42,313	$(6,787)
Depreciation expense	3,666	3,666	-
Exploration expenses – related party	8,577	9,297	(720)
Exploration expenses	-	71,221	(71,221)
Consulting fees – related party	120,000	412,967	(292,967)
Consulting fees	115,937	389,730	(273,793)
Transfer agent and filing fees	13,198	17,227	(4,029)
Travel	2,596	6,825	(4,229)
General and administrative	21,031	10,528	10,506
Other loss (income)	98,567	(4,495)	103,062
Net loss (income)	$419,101	$959,279	$(540,178)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2023 reflects current assets of $3,891,099.  We had cash in the amount of $3,659,396 and working capital in the amount of $1,866,238 as of June 30, 2023. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2023	At Dec 31, 2022
Current assets	$3,891,099	$3,988,415
Current liabilities	2,024,861	2,030,680
Working capital	$1,866,238	$1,957,735

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) operating activities	$(187,198)	$(188,769)
Net cash provided by investing activities	15,083	29,350
Net cash provided by financing activities	254,600	777,200
Net increase (decrease) in cash during period	$82,485	$617,781

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $187,198, a decrease of $1,571 from the $188,769  net cash outflow during the six months ended June 30, 2022.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 was $15,083 which was a $14,267 change from the $29,350 cash provided by investing activities during the nine months ended June 30, 2022.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2023 was $254,600 as compared to $777,200  in cash provided by financing activities during the six months ended June 30, 2022.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month.   Due to our current cash position of approximately $3,659,000 as of June 30, 2023, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

To June 30, 2023 the Company has sold 20,640,797 shares to Lincoln Park for gross proceeds of $3,993,228.15.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended June 30, 2023 and 2022.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2023 and 2022, respectively.

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

Dated: August 18, 2023
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

