Form 10-Q
period 2023-09-30
Lithium Corp
filed 2023-11-14
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,692,441 common shares issued and outstanding as of  November 13, 2023

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	September 30, 2023 (unaudited)	December 31, 2022
CURRENT ASSETS
Cash	$3,739,217	$3,576,911
Marketable securities	357,551	372,972
Deposits	700	700
Prepaid expenses	6,945	37,832
Total Current Assets	4,104,413	3,988,415

OTHER ASSETS
Equipment, net of accumulated depreciation	22,819	28,318

TOTAL ASSETS	$4,127,232	$4,016,733

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,788	$5,598
Accounts payable and accrued liabilities - related party	33,379	25,718
Allowance for optioned properties	2,292,331	1,999,364

TOTAL CURRENT LIABILITIES	2,328,498	2,030,680

TOTAL LIABILITIES	2,328,498	2,030,680

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,092,441 and 113,692,441 common shares outstanding, respectively	117,093	113,693
Additional paid in capital	8,902,405	8,571,524
Additional paid in capital - options	957,247	887,910
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(8,547,126)	(7,956,189)

TOTAL STOCKHOLDERS' EQUITY	1,798,734	1,986,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,127,232	$4,016,733

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	15,575	7,766	51,101	50,079
Depreciation	1,833	1,833	5,499	5,499
Exploration expenses	34,875	1,622	43,452	82,140
Consulting fees - related party	76,000	45,000	245,984	457,967
Consulting fees	16,200	6,250	82,153	395,980
Transfer agent and filing fees	11,719	6,647	24,917	23,874
Travel	3,060	4,877	5,656	11,702
General and administrative expenses	8,966	11,088	30,000	21,616
Writedown of mineral property	-	-	-	-
TOTAL OPERATING EXPENSES	168,228	85,083	488,762	1,048,857

LOSS FROM OPERATIONS	(168,228)	(85,083)	(488,762)	(1,048,857)

OTHER INCOME (EXPENSES)
Gain (Loss) on sale of marketable securities	-	-	-	-
Change in fair value of marketable securities	(22,663)	(7,382)	(174,111)	(62,387)
Other income	19,055	-	56,131	59,500
Gain (Loss) on sale of marketable securities	-	-	5,805	-
Other income - related party	-	-	10,000	-
TOTAL OTHER INCOME (EXPENSE)	(3,608)	(7,382)	(102,175)	(2,887)

LOSS BEFORE INCOME TAXES	(171,836)	(92,465)	(590,937)	(1,051,744)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(171,836)	$(92,465)	$(590,937)	$(1,051,744)

Gain on change in fair value of marketable securities	$-	$-	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)	$(171,836)	$(92,465)	$(590,937)	$(1,051,744)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	115,892,441	108,912,006	115,592,075	106,322,448

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity
(unaudited)

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2021	103,492,441	$103,493	$6,925,724	$369,115	$191,513	$(6,532,665)	$1,057,180

Shares issued for cash	1,600,000	1,600	332,400	-	-	-	334,000
Net income (Loss)	-	-	-	-	-	294,875	294,875

Balance, March 31, 2022	105,092,441	105,093	7,258,124	369,115	191,513	(6,237,790)	1,686,055

Shares issued for cash	2,000,000	2,000	441,200	-	-	-	443,200
Stock based compensation	-	-	-	-	696,397	-	696,397
Net income (Loss)	-	-	-	-	-	(1,254,154)	(1,254,154)

Balance, June 30, 2022	107,092,441	107,093	7,699,324	369,115	887,910	(7,491,944)	1,571,498

Shares issued for cash	3,600,000	3,600	568,000	-	-	-	571,600
Net income (Loss)	-	-	-	-	-	(104,157)	(104,157)

Balance, September 30, 2022	110,692,441	$110,693	$8,267,324	$369,115	$887,910	$(7,596,101)	$2,038,941

Balance, December 31, 2022	113,692,441	113,693	8,571,524	369,115	887,910	(7,956,189)	1,986,053

Shares issued for cash	2,200,000	2,200	233,200	-	-	-	235,400
Stock based compensation	-	-	-	-	69,337	-	69,337
Net income (Loss)	-	-	-	-	-	(268,176)	(268,176)

Balance, March 31, 2023	115,892,441	115,893	8,804,724	369,115	957,247	(8,224,365)	2,022,614

Shares issued for cash	200,000	200	19,000	-	-	-	19,200
Net income (Loss)	-	-	-	-	-	(150,925)	(150,925)

Balance, June 30, 2023	116,092,441	116,093	8,823,724	369,115	957,247	(8,375,290)	1,890,889

Shares issued for cash	1,000,000	1,000	78,681	-	-	-	79,681
Net income (Loss)	-	-	-	-	-	(171,836)	(171,836)

Balance, September 30, 2023	117,092,441	$117,093	$8,902,405	$369,115	$957,247	$(8,547,126)	$1,798,734

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(590,937)	$(1,063,436)

Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	174,111	62,387
Depreciation	5,499	5,499
Stock based compensation	69,337	696,397
Gain on sale of marketable securities	(5,805)	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	30,887	(9,869)
Increase (decrease) in accounts payable and accrued liabilities	4,851	12,436
Net Cash (Used in) Operating Activities	(312,057)	(296,586)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from property agreements	125,000	165,000
Cash from sale of marketable securities	15,082	-
Purchase of equipment	-	(35,650)
Net Cash Provided by Investing Activities	140,082	129,350

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	334,281	1,348,800
Net Cash Provided by Finanicng Activity	334,281	1,348,800

Increase (Decrease) in cash	162,306	1,181,564
Cash, beginning of period	3,576,911	2,243,121
Cash, end of period	$3,739,217	$3,424,685

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

September 30, 2023

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

Research and Development

Research and development costs are expensed as incurred. During the three and nine months ended September 30, 2023 and 2022, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During three and nine months ended September 30, 2023 and 2022, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,700,000 stock options outstanding at September 30, 2023 (December 31, 2022: 3,700,000), is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2023, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $312,057 (2022: $296,856) of cash in operations for the nine months ended September 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2023 and December 31, 2022, respectively:

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,739,217	$-	$-
Marketable securities	357,551
Total Assets	4,096,768	-	-
Liabilities
Total Liabilities	-	-	-
	$4,096,768	$-	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$3,576,911	$-	$-
Marketable securities	372,972
Total Assets	3,949,883	-	-
Liabilities
Total Liabilities	-	-	-
	$3,949,883	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2022	$372,972
Acquisitions	167,967
Disposals	(9,277)
Fair value adjustment	(174,111)

Balance, September 30, 2023	$357,551

The Company classifies it’s marketable securities as available for sale.

During the year ended December 31, 2022, the Company received 7,050,000 common shares from a related party with a value of $126,697 related to the option of the Fish Lake Property.

During the nine months ended September 30, 2023, the Company disposed marketable securities with a cost of $9,277 for proceeds of $15,083 resulting in a gain of $5,805.

During the nine months ended September 30, 2023, the Company received 40,075,260 common shares from a related party with a value of $167,967 related to the option of the Fish Lake Property and the North Big Smokey Property (see Notes 8 and 9).

During the nine months ended September 30, 2023, the Company acquired marketable securities related to the Fish Lake Valley property and the San Emidio property (see Notes 8 and 9).

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Professional fees	$-	$4,500
Other	4,044	14,918
Transfer agent fees	2,901	18,413
Total prepaid expenses	$6,945	$37,832

Note 6 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the year-ended December 31, 2022, the Company issued 10,200,000 common shares for proceeds of $1,656,000.

During the nine months ended September 30, 2023, the Company issued 3,400,000 common shares for proceeds of $334,281.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  On January 24, 2023, the exercise price of the options was amended to $0.10 per share resulting in a $69,337 stock-based compensation expense for the nine months ended September 30, 2023. As of September 30, 2023, no stock options have been exercised.

The fair value of options granted during the nine months ended September 30, 2023 were determined using the Black Scholes method with the following assumptions:

September 30, 2023
Risk free interest rate	3.58%
Stock volatility factor	101%-114%
Weighted average expected life of options	1.8-4.3 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,700,000	$0.22	-	-
Granted	-	-	3,700,000	$0.22
Repricing	-	(0.12)	-	-

Outstanding, end of period	3,700,000	$0.10	3,700,000	$0.22

As of September 30, 2023, the intrinsic value of the stock options was approximately $0.  Stock option expense for the nine months ended September 30, 2023 was $69,337 (2022: $777,200).  As at September 30, 2023, 3,700,000 are exercisable (December 31, 2022: 3,700,000).

The following table summarizes the stock options outstanding at September 30, 2023:

Issue Date	Number	Price	Expiry Date	Outstanding at September 30, 2023	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,700,000	$0.10	May 26, 2027	3,700,000	3.85

Note 8 – Mineral Properties

Fish Lake Valley

On April 29, 2021 we signed a Letter Of Intent (LOI) with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $375,000 and issued 55,264,581 common shares with a fair value of $1,540,391.

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

North Big Smokey

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smokey property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $65,000 and issued 27,087,630 common shares with a fair value of $210,681.

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

As of September 30, 2023, the Company has received $375,000 and received 55,264,581 common shares with a fair value of $1,540,391 in relation to the letter of intent.  The Company recorded $1,915,390 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The agreement was signed with a purchaser that has a common director as the Company.

San Emidio

On September 16, 2021, the Company entered into a Letter of Intent with respect to the San Emidio Property whereby the optionor will pay $50,000 on signing (received) and issue 200,000 common shares within 5 days of closing.

As of September 30, 2023, the Company has received $50,000 and 200,000 common shares, valued at $51,260, in relation to the letter of intent.  The Company recorded $101,260 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

North Big Smokey

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smokey property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $65,000 and received 33,841,685 common shares with a fair value of $210,681.  The Company recorded $275,681 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 10 – Related Party Transactions

For the three and nine months ended September 30, 2023, the Company paid cash consulting fees totaling $76,000 and $216,000 (2022: $45,000 and $135,000), respectively, to related parties and non-cash stock option compensation expenses of $Nil and $29,984 ($Nil and $322,966) to related parties.

The Company paid rent fees totaling $1,500 and $4,500 to related parties for the three and nine months ended September 30, 2023 (2022: $1,500 and $4,500).

As at September 30, 2023, the Company had $33,379 owing to related parties (December 31, 2022: $25,718).

During the nine months ended September 30, 2023, the company received $10,000 (2022: $Nil) in distributions from Summa, LLC, a Limited Liability Corporation with some shared management.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

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

During the nine months ended September 30, 2023, the Company received 20,037,630 common shares with a fair value of $83,984 from a related party through common directors in relation to the letter of intent signed in relation to the North Big Smokey Property.  See notes 4, 7 and 8.

During the nine months ended September 30, 2023, the Company received $125,000 and 20,037,630 common shares from a related party through common directors with a fair value of $83,984 in relation to the agreement signed in relation to the Fish Lake property.  See note 4, 7 and 8.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2023, there were no pending or threatened litigation against the Company.

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2023 through the date these financial statements were issued, and has determined that it does not have any material subsequent events other than those below.

Subsequent to September 30, 2023, the Company issued 600,000 common shares for proceeds of $37,580.

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

In March of 2022 we staked a block of claims in North Big Smoky Valley covering approximately 3400 acres which roughly corresponds to the lands previously held by Lithium Corporation’s former subsidiary Lithium Royalty Corp. in 2016/2017. On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella can earn a 60% interest in the property by paying $65,000 US (done) to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years. Additionally Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000. Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000. Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella has concluded a two-hole drilling program, testing for both lithium-in-brine and clay mineralization, where anomalous lithium-in-clay mineralization was discovered, but no lithium-in-brine mineralization was encountered.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer, and related party whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 28,176,951 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock. In the last couple of years Morella has completed two phases passive seismic and magnetotelluric (MT) surveys, and are most recently have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2022, and drilling commenced in early October, on this initial two-hole exploratory program to the northeast of the playa, away from the area of known mineralization. The Company had originally acquired this property through a June 2009 Option Agreement, and conducted geochemical, geological, geophysical and drilling work on it over the next several years eventually announcing via press release on February 16, 2016, that our company has entered into a letter of intent with 1032701 B.C. Ltd. On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement. The terms of the Earn-In Agreement allowed 1032701 to earn an 80% interest in Fish Lake Valley for payments over three years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property over three years in the amount of $1,100,000. 1032701 then had a subsequent option to purchase Lithium Corporation's remaining 20% working interest, which would have left the Company with a 2.5% Net Smelter Royalty, half of which could have been purchased. Menika Mining, a publicly traded company on the TSX Venture Exchange subsequently acquired 1032701 B.C. Ltd and changed their name to American Lithium Corp. The Company received formal relinquishment of the Purchasers right to earn the interest in the property on April 30th 2019.

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

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares were issued and the Yeehaw property was transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization. The company staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Work in 2019 discovered the extension to the west of the mineralized structure, and also similar mineralized float was found to the east that possibly indicates it strikes under cover in that direction also. Field work was done on this property in 2020, 2021, and 2022, and the Company had increased the size of its block here. However a number of outlying claims were dropped in anticipation of a recent Supreme Court of British Columbia ruling with respect to the constitutionality of non-inclusion of indigenous input into the granting of mineral tenure, and also input into early stage exploration activities. The court ruled in September 2023 that the tenure system did indeed need to make provision for greater control by indigenous groups. This has created a great deal of uncertainty as to whether exploration in BC will be seriously affected, so the Company does not anticipate doing much on our properties other than keeping them in good standing until it becomes apparent that the system will not become unworkable for a junior explorer such as ourselves.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited a related party, and an Australian Lithium explorer and developer, Under the formal agreement which was signed in October 2021 Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years. To date Morella is current with all conditions and commitments with respect to the agreement, and has been conducting geophysical surveys on a phased basis on the property, and has indicated that drilling to the northeast of the playa has commenced in early October. The Company does casually provide expertise with respect to exploration, development, and materials processing as this option moves forward.

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

On May 24, 2016, 1067323 B.C. Ltd. was acquired by American Lithium Corp.(TSXV: LI) In connection with the acquisition of 1067323 and in accordance with the Exploration Earn-In Agreement, 100,000 common shares were issued to our company. In addition, we received payment of $100,000. To date the Company had received 200,000 shares of American Lithium as consideration under this option agreement.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018. This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey. Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock. The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used. The Company has recently reduced its acreage holdings here to approximately 102 acres ( 41 hectares), and placed it on the “back burner” in favor of developing other prospects that are of greater commercial interest due to the significant drop in graphite products values during 2023, and the anticipated Supreme Court of BC ruling discussed earlier under the heading “Our Recent Business”. We are optimistic that things will improve on both fronts and anticipate working on the property during the summer of 2024.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past. In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property. No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse. On May 11, 2022 we signed a letter of agreement with Morella Corporation a related party whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years. Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000. Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000. This area was subsequently re-staked by Lithium Corporation in early 2022. Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella has concluded a drilling program on the property, wherein anomalous lithium-in-clay mineralization was encountered.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

We had net loss of $171,836 for the three month period ended September 30, 2023, which was $79,371 more than the net loss of $92,465 for the three month period ended September 30, 2022. The change in our results over the two periods is primarily the result of a increase in consulting fees, exploration expense and professional fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Change Between Three Month Period Ended September 30, 2023 and September 30, 2022
Professional fees	$15,575	$7,766	$7,809
Depreciation	1,833	1,833	-
Exploration expenses	34,875	1,622	33,253
Consulting fees – related party	76,000	45,000	31,000
Consulting fees	16,200	6,250	9,950
Transfer agent and filing fees	11,719	6,647	5,072
Travel	3,060	4,877	(1,817)
General and administrative	8,966	11,088	(2,122)
Other loss (income)	3,608	7,832	(3,774)
Net loss (income)	$171,836	$92,465	$79,371

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

We had net loss of $590,937 for the nine month period ended September 30, 2023, which was $460,807 less than the net loss of $1,051,744 for the nine month period ended September 30, 2022. The change in our results over the two periods is primarily the result of a decrease in consulting fees – related party, consulting fees and exploration expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Change Between Nine Month Period Ended September 30, 2023 and September 30, 2022
Professional fees	$51,101	$50,079	$1,022
Depreciation	5,499	5,499	-
Exploration expenses	43,452	82,140	(38,688)
Consulting fees – related party	245,984	457,967	(211,983)
Consulting fees	82,153	395,980	(313,827)
Transfer agent and filing fees	24,917	23,874	1,043
Travel	5,656	11,702	(6,046)
General and administrative	30,000	21,616	8,384
Other loss (income)	102,175	2,887	99,288
Net loss (income)	$590,937	$1,051,744	$(460,807)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2023 reflects current assets of $4,104,413. We had cash in the amount of $3,739,217 and working capital in the amount of $1,775,915 as of September 30, 2023. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2023	At December 31, 2022
Current assets	$4,104,413	$3,988,415
Current liabilities	2,328,498	2,030,680
Working capital	$1,775,915	$1,957,735

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2023	2022
Net cash (used in) operating activities	$(312,057)	$(296,586)
Net cash provided by investing activities	140,082	129,350
Net cash provided by financing activities	334,281	1,348,800
Net increase (decrease) in cash during period	$162,306	$1,181,564

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $312,057, a decrease of $15,471 from the $296,586 net cash outflow during the nine months ended September 30, 2022.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2023 was $140,082, which was a $10,732 increase from the $129,350 cash provided by investing activities during the nine months ended September 30, 2022.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2023 was $334,281 as compared to $1,348,800 in cash provided by financing activities during the nine months ended September 30, 2022.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month. Due to our current cash position of approximately $3,739,217 as of September 30, 2023, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

To September 30, 2023 the Company has issued 21,440,797 shares to Lincoln Park for gross proceeds of $4,055,108.15.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended September 30, 2023 and 2022.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2023 and 2022, respectively.

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

LITHIUM CORPORATION
(Registrant)

Dated: November 14, 2023	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

