Form 10-K
period 2023-12-31
Lithium Corp
filed 2024-04-04
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,363,102 based on a $0.1025 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
117,892,441 common shares as of April 3, 2024.

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

In June 2009 we optioned the Fish Lake Valley property in Esmeralda County Nevada, and ultimately earned a 100% interest in the property through a combination of exploration expenditures and share issuances. Lithium Corporation performed geophysical, geochemical and drilling work in the area into early 2016 at which time we entered into an agreement with the forerunner of American Lithium Corporation (TSX-V:Li) who could have earned an undivided 80% interest (with the residual 20% interest being purchasable post earn-in) in the property by incurring exploration expenses, making cash and share payments over a period of three years. American Lithium relinquished all interest in the property/option agreement in April 2019. In April 2021 the Company entered into a Letter of Intent with Altura Mining Limited whereby Altura (now Morella Corporation ASX:1MC, OTC-QB: ALTAF) may earn a 60% interest in the property by incurring exploration expenses, and making staged cash and share payments to Lithium Corporation over the next four years. Morella Corporation is the single largest shareholder in Lithium Corporation with over 8% of the Company’s common shares, having acquired an interest through a non-brokered private placement in our Company in 2012.

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

In June 2013, we purchased a claim in the Sugar Lake area of British Columbia for 250,000 shares of our common stock. Known as the BC Sugar Property this property has expanded and contracted over time as we allowed a number of the less prospective claims to lapse. In January, 2014, we agreed to buy back the shares issued pursuant to the June 2013 agreement for $2,500. After doing considerable work up until spring 2019 all but approximately 203 acres (82.33 Hectares) of claims were allowed to lapse, and the property sat dormant. The market for flake graphite is improving, and the Company’s holdings here are currently approximately 102 acres (41 hectares), and the company is currently contemplating a small work program here this year.

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

In April of 2016, our Company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation and was the entity through which we had planned to build a portfolio of lithium mineral properties. Also that April Lithium Royalty Corp acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smoky property through a Property Acquisition Agreement with 1069934 Nevada Ltd. ("Purchaser") a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd. By agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp. and compensation under the agreement was received on November 2, 2017. The North Big Smoky claims were abandoned by the Purchaser in 2017 and in 2021 the Company re-staked claims in the general area, and optioned the property to Morella Corp (a related company) who conducted geochemical and geophysical work on the claims in 2022, and an initial 2 hole drilling program in 2023.

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

In April of 2016, our Company established a wholly owned subsidiary called Lithium Royalty Corp. The subsidiary was a Nevada Corporation and was the entity through which we had planned to build a portfolio of lithium mineral properties. Also that April Lithium Royalty Corp acquired through staking the North Big Smoky Prospect, a block of placer mineral claims in Nye County Nevada. On May 13, 2016 our wholly owned subsidiary sold 100% of the interest in the North Big Smoky Property through a Property Acquisition Agreement with 1069934 Nevada Ltd. ("Purchaser") a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd. By agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) and the North Big Smoky claims were allowed to lapse. In March of 2022 we staked a block of claims in North Big Smoky Valley covering approximately 3400 acres which roughly corresponds to the lands previously held by Lithium Corporation’s former subsidiary Lithium Royalty Corp. in 2016/2017. On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella can earn a 60% interest in the property by paying $65,000 US (done) to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years. Additionally, Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000 and purchase the remaining 20% interest within the following year for $750,000. Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000. Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella has concluded a two-hole drilling program, testing for both lithium-in-brine and clay mineralization, where anomalous lithium-in-clay mineralization was discovered, but no lithium-in-brine mineralization was encountered.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfillment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company. The Company had optioned this property off before as effective May 3, 2016, our company entered into an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement were; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the following three years to earn an 80% interest in the property. 1067323 then had a subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at which point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1067323 for an additional $1,000,000. 1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016. The Company waived the work requirement for the first year and received extra shares of American Lithium Corp as consideration for the amendment to the Agreement. In June 2018, the Company received notification that the purchaser was relinquishing any right to earn an interest in the property and, as such, $202,901 was taken into income. During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the property which then had a net book value of $Nil. Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property. In Fall 2022 the Company completed a Controlled Source Audio-Magnetotelluric (CSAMT) survey on the property and is currently considering next steps with respect to exploring and developing this property.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and has issued 26,791,685 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock in consideration for this agreement. On February 16, 2016, Lithium Corp had issued a news release announcing that our company had entered into a letter of intent with 1032701 B.C. Ltd. with respect to our Fish Lake Valley property. On March 10, 2016 we issued a news release announcing the signing of the Fish Lake Valley Earn-In Agreement. The terms of the Earn-In Agreement allowed 1032701 to earn an 80% interest in Fish Lake Valley for payments over three years totaling $300,000 and issuance of 400,000 common shares of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property over three years in the amount of $1,100,000. 1032701 then had a Subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within one year of earning the 80% by paying the Company a further $1,000,000, at that point the Company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1032701 for an additional $1,000,000. Menika Mining, a publicly traded company on the TSX Venture Exchange trading under the symbol MML announced on March 8, 2016 that it intended to acquire 1032701 B.C. Ltd and the right to acquire the Fish Lake Valley Property. Menika Mining completed the acquisition of 1032701 B.C. and fulfilled the initial obligations of the Fish Lake Valley Earn-In-Agreement in April of 2016. Meninka later changed their name to American Lithium. While the Purchaser did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and at that time had a net book value of $Nil. On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer, and related party whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the following four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid all initial and anniversary cash disbursements as per the agreement, and has issued a total of 55,560,526 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock relating to this agreement to date. In the last couple of years Morella has completed two phases of passive seismic and magnetotelluric (MT) surveys, and have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2022, with surface casing being installed on the prospect to the south in late 2022, and drilling commenced in early October 2023, to the northeast of the playa, proximal to but away from the area of known mineralization. Only moderate mineralization was encountered in the 2023 drillhole in both clays and brines. Winter 2023-24 was very wet in western Nevada, so it will be several months before work can be contemplated on the playa at Fish Lake Valley, however initial planning has commenced for the 2024 program.

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

Also, in the general area of the Michael property, the Yeehaw property had been staked over a similar but lower amplitude tantalum/total rare earth elements (TREE’s) in stream sediment anomaly. Both properties are situated within the Eocene Coryell Batholith, and at the time it was thought that these anomalies may arise from either carbonatite or pegmatite type deposits. The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results. This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature later in July, and again in early October 2017. These examinations uncovered a zone roughly 30 meters wide which included an interval that is mineralized with approximately 0.75% TREE’s. While markedly anomalous it is not exceedingly enriched in TREE’s. However this zone may not be the “main event” in the area but a harbinger of bigger and better things, and also it is enriched in titanium (Ti), which could possibly be in the form of Perovskite, a mineral of considerable interest for the next generation of photo-voltaic cells. Preliminary geological and geochemical work were performed on the Michael property in October of 2016, followed by a brief airborne biogeochemical survey in June of 2017, and additional ground geological and geochemical assessment work in early October, 2017. The third property – Three Valley Gap, is in the Revelstoke Mining Division and is situated in a locale where several Nb-Ta enriched carbonatites have been noted to occur. A brief field program by Bormal in 2015 located one of these carbonatites, and concurrent soil sampling determined that the soils here are enriched with Nb-Ta over the known carbonatite, and indicated that there are other geochemical anomalies locally that may indicate that more carbonatites exist here and are shallowly buried.

On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares were issued and the Yeehaw property has been transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide lamprophyric dyke (Horseshoe Bend showing) that exhibits anomalous titanium/REE mineralization. The company staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Additional work was performed on the property in 2019 and 2020 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters. The Company is currently in the planning stages for field season 2024.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $3,667,617 as of December 31, 2023. At December 31, 2023, we had working capital of $1,797,272. We incurred a net loss of $618,193 for the year ended December 31, 2023. We estimate our average monthly operating expenses to be approximately $74,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s board of directors, primarily through its audit committee.

Governance

Board of Directors

The audit committee of the Company’s board of directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks, when applicable, from cybersecurity threats by the Company’s Chief Executive Officer. Updates on cybersecurity matters, including material risks and threats, are provided to the Company’s audit committee, and the audit committee provides updates to the Company’s board of directors at regular board meetings.

Management

Under the oversight of the audit committee of the Company’s board of directors, the Company’s Chief Executive Officer is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters.

The audit committee of the Company’s board of directors, with the assistance of the Company’s Chief Executive Officer, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters.

As of the date of this report, other than the foregoing, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factors in Item 1A. Risk Factors in this report.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change), an Australian Lithium explorer and developer and a related party, whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid the initial $50,000 on signing the LOI, the $100,000 due on signing the formal agreement, and all anniversary payments since, and has issued a total of 55,560,526 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock to date. Morella has completed Passive Seismic and Magneto-telluric surveys, have permitted 8 drill sites, installed surface casing on the first site on the southern block, while conducting ongoing tests for amenability to direct lithium extraction (DLE). Drilling commenced in early October 2023, to the northeast of the playa, proximal to but away from the area of known mineralization. Only moderate lithium mineralization was encountered in the 2023 drillhole in both clays and brines.

San Emidio Property

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011, and has expanded and contracted over time depending on the state of the lithium carbonate market. Currently the Company holds 35 - 80-acre, Association Placer claims here covering an area of approximately 2,800 acres (1133 hectares). The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfillment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company. Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property. In Fall 2022 the Company completed a Controlled Source Audio-Magnetotelluric (CSAMT) survey on the property and is currently actively searching for a Joint Venture Partner for this prospect.

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

Lithium Corporation participated in the formation of Summa, which holds 88 fee-title patented lode claims that cover approximately 1,191.3 acres of prospective mineral lands. Our company signed a joint operating agreement with the other participants in Spring 2014 to govern the conduct of Summa, and the development of the lands. Our company’s President Tom Lewis was named as a managing member of Summa, and as such has a direct say in the day to day operations of that company.

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

This area was subsequently re-staked by Lithium Corporation in March 2022, and on April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited a related party, and an Australian Lithium explorer and developer, Under the formal agreement which was signed in October 2021 Altura (now Morella Corp) can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years. To date Morella is current with all conditions and commitments with respect to the agreement, and has conducted a sediment geochemistry program, and several geophysical surveys on a phased basis on the property. Drilling was conducted in 2023 with moderate lithium in clay mineralization having been uncovered in the course of the first two-hole program.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2023	$0.091	$0.041
September 30, 2023	$0.1098	$0.060
June 30, 2023	$0.15	$0.090
March 31, 2023	$0.1704	$0.079
December 31, 2022	$0.149	$0.072
September 30, 2022	$0.230	$0.136
June 30, 2022	$0.408	$0.195
March 31, 2022	$0.298	$0.202
December 31, 2021	$0.347	$0.195

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On April 3, 2024, the shareholders’ list showed 15 registered shareholders with 117,892,441 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2023:

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

Convertible Securities

As of December 31, 2023, we had no outstanding options to purchase any shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2023.

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

Plan of Operations and Cash Requirements

Cash Requirements

Our current operational focus is to conduct exploration activities on the Yeehaw, and BC Sugar properties in British Columbia, and the San Emidio, property in Nevada, while especially working towards generating other energy metals related projects. We expect to review other potential exploration third-party projects from time to time as they are presented to us.

Our net cash from financing activities during the year ended December 31, 2023 was $400,260 as compared to $1,656,000 during the year ended December 31, 2022.  As at December 31, 2023, we had approximately $3,667,618 in cash.

Over the next twelve months (beginning March 1, 2024) we expect to expend funds as follows:

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

Results of Operations - Twelve Months Ended December 31, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2023, which are included herein.

Our operating results for the twelve months ended December 31, 2023, for the twelve months ended December 31, 2022 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2022	Twelve Month Period Ended December 31, 2022	Change Between Twelve Month Periods Ended December 31, 2023 and December 31, 2022
Revenue	$-	$-	$-
Professional fees	61,818	57,740	4,078
Depreciation	7,332	7,332	-
Exploration expenses	50,334	159,967	(109,633)
Consulting fees – related party	127,337	459,772	(332,435)
Consulting fees	288,000	474,425	(186,425)
Transfer agent and filing fees	32,856	26,679	6,177
Travel	7,748	16,085	(8,337)
General and administrative	35,549	32,619	2,930
Change in fair value of marketable securities	199,611	258,689	(59,078)
Other income	(192,392)	(69,784)	(122,608)
Net loss	$618,193	$1,423,524	$(805,331)

Our financial statements report a net loss of $618,193 for the twelve month period ended December 31, 2023 compared to a net loss of $1,423,524 for the twelve month period ended December 31, 2022. Our losses have decreased by $805,331, primarily as a result of a decrease in consulting fees both to related parties and non-related parties due to a decrease in stock based compensation.  In addition, the decrease in net loss is attributable to a decrease in exploration expenses, a decrease in changes in fair value of marketable securities and by an increase in other income.

Our operating expenses for the year ended December 31, 2023 were $610,974 compared to $1,234,619 for the year ended December 31, 2022. The decrease in operating expenses primarily a result of a decrease in stock based compensation included in consulting expenses and a decrease in exploration expenses.

Liquidity and Financial Condition

Working Capital

	At December 31, 2023	At December 31, 2022
Current assets	$4,023,249	$3,988,415
Current liabilities	2,225,977	2,030,680
Working capital (deficiency)	$1,797,272	$1,957,735

Cash Flows

	Year Ended
	December 31
	2023	2022
Net cash (used in) operating activities	$(430,437)	$(466,528)
Net cash provided by (used in) investing activities	140,082	144,318
Net cash provided by financing activities	381,061	1,656,000
Net increase (decrease) in cash during period	$90,706	$1,333,790

Operating Activities

Net cash used in operating activities was $430,437 for the year ended December 31, 2023 compared with net cash used in operating activities of $466,528 in the same period in 2022.

Investing Activities

Net cash provided by investing activities was $140,082 for the year ended December 31, 2023 compared to net cash used in investing activities of $ 144,318  in the same period in 2022.

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

At the end of the fiscal year on December 31, 2023 the company has sold in total 20,865,018 common shares to Lincoln Park for gross proceeds of $4,101,888, and there has been no change to this number up to April 3, 2024 as the Company has suspended utilizing this financing due to the current low share price of the Company’s common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2023, our company had a net loss of $618,193 and has earned no revenues. Our company has suspended funding operations through our financing arrangement with Lincoln Park Capital, however the company has sufficient funds on hand to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2024. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

LITHIUM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lithium Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The Woodlands, TX

April 4, 2024

LITHIUM Corporation
Balance Sheets

ASSETS
	December 31, 2023	December 31, 2022
CURRENT ASSETS
Cash	$3,667,617	$3,576,911
Marketable securities	332,082	372,972
Deposits	700	700
Prepaid expenses	22,850	37,832
Total Current Assets	4,023,249	3,988,415

OTHER ASSETS
Equipment, net of accumulated depreciation	20,986	28,318

TOTAL ASSETS	$4,044,235	$4,016,733

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,386	$5,598
Accounts payable and accrued liabilities - related party	26,489	25,718
Allowance for optioned properties	2,191,102	1,999,364

TOTAL CURRENT LIABILITIES	2,225,977	2,030,680

TOTAL LIABILITIES	2,225,977	2,030,680

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,092,441 and 113,692,441 common shares outstanding, respectively	117,893	113,693
Additional paid in capital	8,948,385	8,571,524
Additional paid in capital - options	957,247	887,910
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(8,574,382)	(7,956,189)

TOTAL STOCKHOLDERS' EQUITY	1,818,258	1,986,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,044,235	$4,016,733

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	61,818	57,740
Depreciation	7,332	7,332
Exploration expenses	50,334	159,967
Consulting fees - related party	127,337	459,772
Consulting fees	288,000	474,425
Transfer agent and filing fees	32,856	26,679
Travel	7,748	16,085
General and administrative expenses	35,549	32,619
TOTAL OPERATING EXPENSES	610,974	1,234,619

LOSS FROM OPERATIONS	(610,974)	(1,234,619)

OTHER INCOME (EXPENSES)
Gain (Loss) on sale of marketable securities	-	-
Change in fair value of marketable securities	(199,611)	(258,689)
Other income	75,327	10,284
Gain on return of mineral property	101,260	-
Gain (Loss) on sale of marketable securities	5,805	-
Other income - related party	10,000	59,500
TOTAL OTHER INCOME (EXPENSE)	(7,219)	(188,905)

LOSS BEFORE INCOME TAXES	(618,193)	(1,423,524)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(618,193)	$(1,423,524)

Gain on change in fair value of marketable securities	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)	$(618,193)	$(1,423,524)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	116,108,879	107,814,085

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2021	103,492,441	$103,493	$6,925,724	$369,115	$191,513	$(6,532,665)	$1,057,180

Shares issued for cash	10,200,000	10,200	1,645,800	-	-	-	1,656,000
Stock based compensation	-	-	-	-	696,397	-	696,397
Net income	-	-	-	-	-	(1,423,524)	(1,423,524)

Balance, December 31, 2022	113,692,441	113,693	8,571,524	369,115	887,910	(7,956,189)	1,986,053

Shares issued for cash	4,200,000	4,200	376,861	-	-	-	381,061
Stock based compensation	-	-	-	-	69,337	-	69,337
Net income	-	-	-	-	-	(618,193)	(618,193)

Balance, December 31, 2023	117,892,441	$117,893	$8,948,385	$369,115	$957,247	$(8,574,382)	$1,818,258

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(618,193)	$(1,423,524)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	199,611	258,689
Depreciation	7,332	7,332
Stock based compensation	69,337	696,397
Loss (Gain) on sale of marketable securities	(5,805)	246
(Gain) on return of mineral property	(101,260)	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	14,982	(16,028)
Increase (decrease) in accounts payable and accrued liabilities	3,559	10,360
Net Cash (Used in) Operating Activities	(430,437)	(466,528)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from property agreements	125,000	165,000
Cash from sale of marketable securities	15,082	14,968
Purchase of equipment	-	(35,650)
Net Cash Provided by Investing Activities	140,082	144,318

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	381,061	1,656,000
Net Cash Provided by Financing Activity	381,061	1,656,000

Increase (Decrease) in cash	90,706	1,333,790
Cash, beginning of period	3,576,911	2,243,121
Cash, end of period	$3,667,617	$3,576,911

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$167,968	$253,394

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

December 31, 2023

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

Research and Development

Research and development costs are expensed as incurred. During the year ended December 31, 2023 and 2022, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended December 31, 2023 and 2022, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,700,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the period ended December 31, 2023.

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

Investments in Marketable Securities

The Company’s Marketable Securities are considered Held-For-Trading (“HFT”) or Trading Assets. HTF- Trading securities are valued at their fair value when purchased/sold, and any unrealized gains or losses are recorded periodically on financial reporting dates as other income or loss.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2023, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $430,437 (2022: $466,528) of cash in operations for the year ended December 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2023 and December 31, 2022, respectively:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,667,617	$-	$-
Marketable securities	332,082
Total Assets	3,999,699	-	-
Liabilities
Total Liabilities	-	-	-
	$3,999,699	$-	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$3,576,911	$-	$-
Marketable securities	372,972
Total Assets	3,949,883	-	-
Liabilities
Total Liabilities	-	-	-
	$3,949,883	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2022	$372,972
Additions	167,998
Disposals	(9,277)
Fair value adjustment	(199,611)

Balance, December 31, 2023	$332,082

The Company classifies it’s marketable securities as available for sale.

During the year ended December 31, 2023, the Company received 20,333,575 common shares from a related party with a value of $85,224 related to the option of the Fish Lake Property.

During the year ended December 31, 2023, the Company received 19,741,685 common shares from a related party with a value of $82,774 related to the option of the North Big Smoky Property.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Professional fees	$5,500	$-
Other	15,150	14,918
Transfer agent fees	2,200	18,413
Total prepaid expenses	$22,850	$37,832

Note 6 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the year-ended December 31, 2022, we issued 10,200,000 common shares for proceeds of $1,656,000.

During the year-ended December 31, 2023, we issued 4,400,000 common shares for proceeds of $381,061.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024.  As of December 31, 2023 no stock options have been exercised, and none have been exercised up to and including the date of this document.

The fair value of options granted during the year ended December 31, 2022 were determined using the Black Scholes method with the following assumptions:

	Year-ended December 31, 2023	Year-ended December 31, 2022
Risk free interest rate	3.6%-4.1%	2.8%
Stock volatility factor	95%-101%	107%-118%
Weighted average expected life of options	2-4 years	2.5-5 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,700,000	$0.22	-	-
Granted	-	-	3,700,000	$0.22
Repricing	-	(0.12)	-	-

Outstanding, end of period	3,700,000	$0.10	3,700,000	$0.22

As of December 31, 2023, the intrinsic value of the stock options was approximately $0.  Stock option expense for the year ended December 31, 2023 was $69,337 (2022: $696,397).  As at December 31, 2023, 3,700,000 are exercisable (December 31, 2022: 3,700,000).

The following table summarizes the stock options outstanding at December 31, 2023:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,700,000	$0.10	May 26, 2027	2,100,000	3.40

Note 8 – Mineral Properties

Fish Lake Valley

On April 29, 2021 we signed a Letter Of Intent (LOI) with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $375,000 and issued 55,560,526 common shares with a fair value of $1,541,631.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

San Emidio

On September 16th, 2021, Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada.  Surge paid Lithium Corporation $50,000 and issued 200,000 common shares valued at $51,260 on signing the agreement but relinquished all interest in the agreement and the property, so no further funds or shares were issued under the terms of the agreement.  During the year-ended December 31, 2023, $101,260 was taken into income as a result of the cancellation of the agreement.

North Big Smokey

On May 24, 2022 our Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smokey property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $65,000 and issued 26,791,685 common shares with a fair value of $209,441.

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

As of December 31, 2023, the Company has received $375,000 and received 55,560,526 common shares with a fair value of $1,541,631 in relation to the letter of intent.  The Company recorded $1,916,631 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The agreement was signed with a purchaser that has a common director as the Company.

North Big Smokey

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smokey property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $65,000 and our company has received 26,791,685 common shares with a fair value of $209,441.  The Company recorded $274,471 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $288,000 to related parties and non-cash stock option compensation expenses of $37,280 to related parties for the year ended December 31, 2023, respectively (2022: $204,000 and $255,772).

The Company paid rent fees totaling $6,000 to related parties for the year ended December 31, 2023 (2022: $6,000).

As at December 31, 2023, the Company had $22,490 owing to related parties.

During the year ended December 31, 2023, the company received $10,000 (2022: $Nil) in distributions from Summa, LLC, a Limited Liability Corporation with some shared management.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the year ended December 31, 2023, the Company received 20,037,630 common shares with a fair value of $83,984 from a related party through common directors in relation to the letter of intent signed in relation to the North Big Smokey Property.  See notes 4, 8 and 9.

During the year ended December 31, 2023, the Company received $150,000 and 35,226,951 common shares from a related party through common directors with a fair value of $1,456,407 in relation to the agreement signed in relation to the Fish Lake property.  See note 4, 8 and 9.

Note 11 – Income Taxes

As of December 31, 2023, the Company had net operating loss carry forwards of approximately $8,675,000 that may be available to reduce future years' taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Federal income tax benefit attributable to:
Current operations	$151,085	$298,830
Less: valuation allowance	(151,085)	(298,830)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (2022: 21%) of significant items comprising our net deferred tax amount is as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$1,821,679	$1,670,594
Less: valuation allowance	(1,821,679)	(1,670,594)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $8,675,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2023, there were no pending or threatened litigation against the Company.

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2023 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2023 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was ineffective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Lewis	President, Treasurer, Secretary and Director	69	August 25, 2009
James Brown	Director	60	December 19, 2012
Brian Goss	Director	45	May 30, 2014

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

James Brown - Director

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 25 years’ experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Morella Corporation (ASX:1MC, OTC-QB:altaf) -(formerly Altura Mining Limited) an Australian listed company presently focused primarily on developing the Fish Lake Valley lithium-in-brine deposit.  James is a member of the Australian Institute of Company Directors (MAICD).  Currently James is also the acting Managing Director of Sayona Mining an Australian lithium miner who is currently operating the North American Lithium mine in Quebec in a joint venture with Piedmont Lithium.

Brian Goss –Director

Brian Goss has been a director of our company since May 30, 2014. Mr. Goss was appointed president, treasurer, secretary and director of our company on August 13, 2014, and resigned those positions on February 7. 2017. Mr. Goss also served as president, chief executive officer, chief financial officer, treasurer and a director of Graphite Corp. July 9, 2012 through August 12, 2014. Brian graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003. Mr. Goss worked the 2002-2003 field seasons for Kennecott Exploration during the early exploration stages of the Eagle Project, a Duluth Type high grade nickel and copper deposit in Michigan's Upper Peninsula. At the end of 2003, he moved to Northeast Nevada to explore for Carlin Type gold deposits. From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company, Centerra Gold Inc., on the REN deposit where the exploration team drilled deep exploration holes using pre-collars with core tails to contribute to the expansion of the +1 million ounce gold deposit that was  subsequently taken over by Barrick Gold. Mr. Goss also held several other project geologist positions before founding Rangefront Geological in early 2008. Mr. Goss has built Rangefront into a premier geological services company that caters to a large spectrum of clients in the mining and minerals exploration industries, and also is a director and officer of several Canadian publicly listed companies.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2023. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2023, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2023 and 2022; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2023 and 2022, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Tom Lewis(1) President, Treasurer, Secretary, and Director	2023 2022	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	240,000(2) 180,000	240,000 180,000 (2)

Brian Goss(3) Director, Former President, Treasurer, Secretary	2023 2022	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	48,000 28,000	48,000 28,000

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

The following table sets forth a summary of the compensation paid to our non-employee directors in 2023:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 01, 2023, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Tom Lewis(2) PO Box 2053 Richland, WA 99352	5,000,000 Common Shares	4.24%
James Brown(3) Apartment Pearl Garden, Unit No. Wp00606 Jl. Jen. Gatot Subroto Kav 5-7 Jakarta 12930 Indonesia	Nil	0%
Brian Goss(4) 1031 Railroad Street Suite 102B Elko, NV 89801	Nil	0%
Directors and Executive Officers as a Group	5,000,000 Common Shares	4.24%
Altura Lithium Pty. Ltd. P.O. Box 4088 Springfield, Qld., 4300 Australia	9,989,076 Common Shares	8.47%

Shareholders Holding Over 5%	9,989,076 Common Shares	12.61%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 01, 2024. As of April 01, 2024 there were 117,892,441 shares of our company’s common stock issued and outstanding.

(2)

Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis resumed his positions as president, Chief Financial Officer and treasurer on February 7, 2017.

(3)	James Brown was appointed as a director of our company on December 19, 2012.
(3)

Mr. Goss has acted as a director of our company since May 30, 2014 and was appointed as president, treasurer and secretary of our company on August 13, 2014. Mr. Goss resigned as president, treasurer and secretary on February 7, 2017, but remained as a director of our company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees	$15,000	$16,500
Audit Related Fees	Nil	Nil
Tax Fees	$2,500	$2,000
All Other Fees	$13,500	$7,500
Total	$31,000	$26,000

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

10.7	Asset Purchase Agreement dated August 15, 2014 between our company and Pathion, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2014)

Exhibit Number	Description
10.8	Exploration Earn-In Agreement dated effective February 10, 2016 between our company and 1032701 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2016)
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

LITHIUM CORPORATION
(Registrant)
Dated: April 4, 2024	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 4, 2024	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 4, 2024	/s/ Brian Goss
Brian Goss
Director
Dated: April 4, 2024	/s/ James Brown
James Brown
Director

