Form 10-Q
period 2024-03-31
Lithium Corp
filed 2024-05-15
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer☒	Smaller reporting company ☒	Emerging growth company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of May 15, 2024

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation

Balance Sheets

ASSETS
	March 31, 2024	December 31, 2023
CURRENT ASSETS
Cash	$3,539,674	$3,667,617
Marketable securities	227,756	332,082
Deposits	700	700
Prepaid expenses	12,650	22,850
Total Current Assets	3,780,780	4,023,249

OTHER ASSETS
Equipment, net of accumulated depreciation	19,153	20,986

TOTAL ASSETS	$3,799,933	$4,044,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,374	$8,386
Accounts payable and accrued liabilities - related party	29,491	26,489
Allowance for optioned properties	2,191,102	2,191,102

TOTAL CURRENT LIABILITIES	2,249,967	2,225,977

TOTAL LIABILITIES	2,249,967	2,225,977

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,948,385	8,948,385
Additional paid in capital - options	1,011,639	957,247
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(8,897,066)	(8,574,382)

TOTAL STOCKHOLDERS' EQUITY	1,549,966	1,818,258

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,799,933	$4,044,235

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	23,838	11,503
Depreciation	1,833	1,833
Exploration expenses	49,557	3,779
Consulting fees - related party	72,000	101,984
Consulting fees	69,392	53,153
Transfer agent and filing fees	5,025	8,386
Travel	9,873	1,085
General and administrative expenses	5,970	13,166
TOTAL OPERATING EXPENSES	237,488	194,889

LOSS FROM OPERATIONS	(237,488)	(194,889)

OTHER INCOME (EXPENSES)
Gain (Loss) on sale of marketable securities	-	-
Change in fair value of marketable securities	(104,326)	(101,675)
Other income	19,130	18,388
Other income - related party	-	10,000
TOTAL OTHER INCOME (EXPENSE)	(85,196)	(73,287)

LOSS BEFORE INCOME TAXES	(322,684)	(268,176)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(322,684)	$(268,176)

Gain on change in fair value of marketable securities	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)	$(322,684)	$(268,176)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	105,836,885

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation

Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2022	113,692,441	113,693	8,571,524	369,115	887,910	(7,956,189)	1,986,053

Shares issued for cash	2,200,000	2,200	233,200	-	-	-	235,400
Stock based compensation	-	-	-	-	69,337	-	69,337
Net income	-	-	-	-	-	-	-

Balance, March 31, 2023	115,892,441	$115,893	$8,804,724	$369,115	$957,247	$(7,956,189)	$2,290,790

Balance, December 31, 2023	117,892,441	$117,893	$8,948,385	$369,115	$957,247	$(8,574,382)	$1,818,258

Stock based compensation	-	-	-	-	54,392	-	54,392
Net income	-	-	-	-	-	(322,684)	(322,684)

Balance, March 31, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(8,897,066)	$1,549,966

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(322,684)	$(268,176)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	104,326	101,675
Depreciation	1,833	1,833
Stock based compensation	54,392	69,337
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	10,200	10,562
Increase (decrease) in accounts payable and accrued liabilities	23,990	2,839
Net Cash (Used in) Operating Activities	(127,943)	(81,930)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from property agreements	-	-
Cash from sale of marketable securities	-	-
Purchase of equipment	-	-
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	-	235,400
Net Cash Provided by Finanicng Activity	-	235,400

Increase (Decrease) in cash	(127,943)	153,470
Cash, beginning of period	3,667,617	3,576,911
Cash, end of period	$3,539,674	$3,730,381

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

March 31, 2024

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

Research and Development

Research and development costs are expensed as incurred. During the three months ended March 31, 2024 and 2023, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2024 and 2023, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,700,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the period ended March 31, 2024.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2024, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $127,943 (2023: $81,930) of cash in operations for the three months ended March 31, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2023 and December 31, 2022, respectively:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,539,674	$-	$-
Marketable securities	227,756
Total Assets	3,767,430	-	-
Liabilities
Total Liabilities	-	-	-
	$3,767,430	$-	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$3,667,617	$-	$-
Marketable securities	332,082	-	-
Total Assets	3,999,699
Liabilities		-	-
Total Liabilities	-	$-	$-
	$3,999,699

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2023	$332,082
Fair value adjustment	(104,326)

Balance, March 31, 2024	$227,756

The Company classifies it’s marketable securities as available for sale.

During the three months ended March 31, 2024, there were no receipts or sales of marketable securities.

During the year ended December 31, 2023, the Company received 20,333,575 common shares from a related party with a value of $85,224 related to the option of the Fish Lake Property.

During the year ended December 31, 2023, the Company received 19,741,685 common shares from a related party with a value of $82,774 related to the option of the North Big Smoky Property.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2023 and December 31, 2022:

	March 31, 2024	December 31, 2023
Professional fees	$-	$5,500
Other	11,100	15,150
Transfer agent fees	1,650	2,200
Total prepaid expenses	$12,650	$22,850

Note 6 – Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the three months ended March 31, 2024, the Company did not issue any common shares.

During the year-ended December 31, 2023, we issued 4,400,000 common shares for proceeds of $381,061.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024 (resulting in a stock based compensation expense of $34,827).  As of March 31, 2024 no stock options have been exercised, and none have been exercised up to and including the date of this document.

The fair value of options granted during the three months ended March 31, 2024 were determined using the Black Scholes method with the following assumptions:

Three Months Ended March 31, 2024
Risk free interest rate	4.0%
Stock volatility factor	98%
Weighted average expected life of options	5 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Period Ended March 31, 2024		Year Ended December 31, 2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,700,000	$0.22	-	-
Granted	500,000	0.04	3,700,000	$0.22
Repricing	-	(0.06)	-	(0.12)

Outstanding, end of period	4,200,000	$0.04	3,700,000	$0.10

As of March 31, 2024, the intrinsic value of the stock options was approximately $0.  Stock option expense for the three months ended March 31, 2024 was $54,392 (2023: $69,337).  As at March 31, 2024, 4,200,000 are exercisable (December 31, 2023: 3,700,000).

The following table summarizes the stock options outstanding at December 31, 2023:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2023	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,700,000	$0.04	May 26, 2027	3,700,000	2.15
January 10, 2024	500,000	$0.04	January 10, 2029	500,000	4.76

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

As of March 31, 2024, the Company has received $375,000 and received 55,560,526 common shares with a fair value of $1,541,631 in relation to the letter of intent.  The Company recorded $1,916,631 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of March 31, 2024, the Company has received $65,000 and our company has received 26,791,685 common shares with a fair value of $209,441.  The Company recorded $274,471 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $72,000 to related parties and non-cash stock option compensation expenses of $Nil to related parties for the three months ended March 31, 2024, respectively (2023: $72,000 and $29,984).

The Company paid rent fees totaling $1,500 to related parties for the three months ended March 31, 2024 (2023: $1,500).

As at March 31, 2024, the Company had $29,491 (December 31, 2023: $26,489) owing to related parties.

During the year ended December 31, 2023, the company received $10,000 in distributions from Summa, LLC, a Limited Liability Corporation with some shared management.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

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

In March 2022 the Company staked claims in the North Big Smoky area once again and soon after (May 13, 2022) entered into a Letter of Intent (LOI) with Morella Corporation a related company whereby Morella will earn an undivided 60% interest in the property by paying $50,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement. Morella must issue $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years. Additionally Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000. Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000. Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella has concluded a two-hole drilling program, testing for both lithium-in-brine and clay mineralization, where anomalous lithium-in-clay mineralization was discovered, but no lithium-in-brine mineralization was encountered. Morella is current with respect to all conditions pursuant to the option agreement.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfillment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company. The Company had optioned this property off before as effective May 3, 2016, our company entered in to an Exploration Earn-In Agreement with 1067323 B.C. Ltd. with respect to our San Emidio property. The terms of the formal agreement were; payment of $100,000, issuance of 300,000 common shares of 1067323 B.C. Ltd., or of the publicly traded company anticipated to result from a Going Public Transaction, and work performed on the property by the Optionee in the amount of $600,000 over the following three years to earn an 80% interest in the property. 1067323 then had a subsequent Earn-In option to purchase Lithium Corporation's remaining 20% working interest within three years of earning the 80% by paying our company a further $1,000,000, at which point our company would retain a 2.5% Net Smelter Royalty, half of which could have been purchased by 1067323 for an additional $1,000,000. 1067323 B.C. Ltd. merged with American Lithium Corp., and the first tranche of cash and shares were issued in June of 2016. The Company waived the work requirement for the first year and received extra shares of American Lithium Corp as consideration for the amendment to the Agreement. In June 2018, the Company received notification that the purchaser was relinquishing any right to earn an interest in the property and, as such, $202,901 was taken into income. During the year-ended December 31, 2019, the Company recorded a $217,668 allowance for the property which then had a net book value of $Nil. Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property. In Fall 2022 the Company completed a Controlled Source Audio- Magnetotelluric (CSAMT) survey on the property and is currently considering next steps with respect to exploring and developing this property.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer, and related company whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work over the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid our company $375,000 to date, and has issued 55,560,526 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock pursuant to the terms of the agreement. In the last couple of years Morella has completed two phases passive seismic and magnetotelluric (MT) surveys and most recently have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2023, and drilling commenced in early October, on this initial two-hole exploratory program to the northeast of the playa, away from the area of known mineralization, where moderate lithium mineralization was encountered in clays and weak lithium mineralization encountered in brines. The Company had originally acquired this property through a June 2009 Option Agreement, and conducted geochemical, geological, geophysical and drilling work on it over the next several years eventually optioning the property off to the successors of American Lithium Corp in 2016, who conducted geophysical, and geochemical surveys and did some drilling work over the the next few years. The Company received formal relinquishment of American Lithium’s right to earn an interest in the property on April 30th 2019.

On March 2, 2017 we issued a news release announcing that we had signed a letter of intent with Bormal Resources Inc. with respect to three Tantalum-Niobium properties (Michael, Yeehaw, and Three Valley Gap) located in British Columbia, Canada. Bormal conducted a stream sediment sampling program on the Michael property in 2014, and determined that the tantalum-niobium in stream sediment anomaly here is bona fide, and in the order of 6 kilometers in length. In November of 2016 Lithium Corporation conducted a short soil geochemistry orientation program on the property as part of its due diligence, and determined that there are elevated levels of Niobium-Tantalum in soils here. Also in the general area of the Michael property the Yeehaw property had been staked over a similar but lower amplitude Tantalum/rare earth elements in stream sediment anomaly. Both properties are situated in the Eocene Coryell Batholith, and it is thought that these anomalies may arise from either Carbonatite or Pegmatite type deposits. The Company conducted a helicopter borne bio-geochemical survey on these two properties in June 2017, which did return anomalous results. This was followed up by a geological and geochemical examination of the Yeehaw property in early July 2017, and additional work of a similar nature subsequently in July 2017, and in early October 2017. The examination uncovered a zone roughly 30 meters wide which includes an interval that is mineralized with approximately 0.75% Total Rare Earth Elements (TREE’s). On February 23, 2018 we issued a news release announcing that we had dropped any interest in the Michael and Three Valley Gap properties, and had renegotiated the final share payment as required in the agreement from 750,000 to 400,000 shares. The final consideration shares were issued and the Yeehaw property was transferred by Bormal. During 2017 the Company conducted initial stream, rock and magnetometer surveys on the property, and discovered a 30 meter wide structure (Horseshoe Bend showing) that exhibits anomalous Titanium/REE mineralization. The company has staked an additional 5227 acre (2115.51 hectares) mineral claim and conducted a brief exploration program in Spring 2018 of geological mapping and rock and soil sampling on the property. This program discovered a slightly stronger zone of similar mineralization approximately 660 feet (200 meters) to the northwest of the Horseshoe Bend, and similar float mineralization another 0.75 miles (1.2 kms) further to the northwest. Work in 2019 discovered the extension to the west of the mineralized structure, and also similar mineralized float was found to the east that possibly indicates it strikes under cover in that direction also. Field work was done on this property over the past few field seasons, and the Company is currently determining what work will be done during the 2024 field season.

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

In April 2024 we announced we had recently staked a 5,178 acre (2095 hectare) property prospect for Fluorine mineralization in the Greenwood Mining Division in southern British Columbia. Our Company intends to begin exploration on this property in Q2 2024.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation) an Australian Lithium explorer and developer, and related party. Under the formal agreement which was signed in October 2021 Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years. To date Morella is current with its obligations under the formal agreement ratified on October 12th 2021, having paid our company $375,000 to date, and has issued 55,560,526 shares of Morella (1MC:ASX, Altaf:OTC-QB) common stock pursuant to the terms of the agreement. In the last couple of years Morella has completed two phases of passive seismic and magnetotelluric (MT) surveys and received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done on the south block in fall 2022, and surface casing installed, while at the north block pad construction was done during the summer of 2023, and drilling commenced in early October. One hole was drilled here to the northeast of the playa, away from the area of known mineralization, and only moderate lithium mineralization was encountered in clays and weak lithium mineralization encountered in brines.

San Emidio Property

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011. The thirty-five 80-acre, Association Placer claims currently held here cover an area of approximately 2800 acres (1133 hectares). The claim block has expanded and contracted a couple of times, in accordance with the state of the Lithium market. The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

The BC Sugar property is within in the Shushwap Metamorphic Complex, in a geological environment favorable for the formation of flake graphite deposits, and is in an area of excellent logistics, with a considerable network of logging roads within the project area. Additionally, the town of Lumby is approximately 19 miles (30 kms) to the south of the property, while the City of Vernon is only approximately 30 miles (50 kms) to the southwest of the property.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018. This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey. Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock. The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used. The Company reduced its acreage holdings here to approximately 101 acres (41 hectares) to facilitate applying assessment credit to the property and placed it on the “back burner” in favor of developing other prospects that are of greater commercial interest. Our Company is currently in the planning stages with respect to the work to be done on this prospect this summer.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past. In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here. On May 13, 2016 our wholly owned subsidiary sold 100% of their interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company. Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property. No appreciable work was done and by agreement dated September 13, 2017, Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse. We have recently signed a letter of agreement with Morella Corporation a related company whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property in Nye County Nevada by paying $50,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years. Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000. Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000. This area was subsequently re-staked by Lithium Corporation in early 2022. Morella is current with all obligations with respect to the agreement, and since optioning the property they have conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella concluded a two-hole drilling program on the property, wherein anomalous lithium-in-clay mineralization was encountered.

The Hughes Claims

Effective April 23, 2014, we entered into an operating agreement with All American Resources, L.L.C and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12, 2013, wherein we hold a 25% membership in a number of patented mining claims that spring from the once vast holdings of Howard Hughes. Our company’s capital contribution paid to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date Lithium Corporation has received $167,500 in cash disbursements from Summa, LLC since 2021.

Our company participated in the formation of Summa, which holds interests in 88 fee-title patented lode claims that cover approximately 1,191.3 acres of prospective mineral lands. Our company signed a joint operating agreement with the other participants to govern the conduct of Summa, and the development of the lands. Our company’s president, Tom Lewis, has been named as a managing member of Summa.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

We had a net loss of $322,684 for the three month period ended March 31, 2024, which was a $54,508 increase from the net loss of $268,176 for the three month period ended March 31, 2023.  The change in our results over the two periods is primarily the result of the change in fair value of marketable securities, other income and exploration expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Change Between Three Month Period Ended March 31, 2024 and March 31, 2023
Professional fees	$23,838	$11,503	$12,335
Depreciation	1,833	1,833	-
Exploration expenses	49,557	3,779	45,778
Consulting fees – related party	72,000	101,984	(29,984)
Consulting fees	69,392	53,153	16,239
Transfer agent and filing fees	5,025	8,386	(3,361)
Travel	9,873	1,085	8,788
General and administrative	5,970	13,166	(7,196)
Other loss (income)	85,196	73,287	11,909
Net loss (income)	$322,684	$268,176	$54,508

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2024 reflects current assets of $3,780,780.  We had cash in the amount of $3,539,674 and working capital in the amount of $1,530,813 as of March 31, 2024. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At March 31, 2024	At December 31, 2023
Current assets	$3,780,780	$4,023,249
Current liabilities	(2,249,967)	(2,225,977)
Working capital	$1,530,813	$1,797,272

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2024	2023
Net cash (used in) operating activities	$(127,943)	$(81,930)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	-	235,400
Net increase (decrease) in cash during period	$(127,943)	$153,470

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 was $127,943, an increase of $46,016 from the $81,930  net cash outflow during the three months ended March 31, 2023.

Investing Activities

The Company did not have investing activities in the current and comparative periods.

Financing Activities

Cash provided by financing activities during the nine months ended March 31, 2024 was $Nil as compared to $235,400 in cash provided by financing activities during the three months ended March 31, 2023.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and director with provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $74,000 per month.   Due to our current cash position of approximately $3,539,674 as of March 31, 2024, we estimate that we have sufficient cash to sustain our basic operations for the next twelve months.

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

During the quarter ended March 31, 2024 the Company did not complete any stock purchases with Lincoln Park, and is allowing the financing to lapse in Q2 2024.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31, 2024 and 2023, respectively.

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

LITHIUM CORPORATION
(Registrant)

Dated: May 15, 2024	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

