Form 10-Q
period 2024-06-30
Lithium Corp
filed 2024-08-19
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of August 19, 2024

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	June 30, 2024 (unaudited)	December 31, 2023
CURRENT ASSETS
Cash	$3,390,604	$3,667,617
Marketable securities	175,061	332,082
Deposits	700	700
Prepaid expenses	8,350	22,850
Total Current Assets	3,574,715	4,023,249

OTHER ASSETS
Equipment, net of accumulated depreciation	17,320	20,986

TOTAL ASSETS	$3,592,035	$4,044,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,190	$8,386
Accounts payable and accrued liabilities - related party	33,868	26,489
Allowance for optioned properties	2,191,102	2,191,102

TOTAL CURRENT LIABILITIES	2,253,160	2,225,977

TOTAL LIABILITIES	2,253,160	2,225,977

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,948,385	8,948,385
Additional paid in capital - options	1,011,639	957,247
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(9,108,157)	(8,574,382)

TOTAL STOCKHOLDERS' EQUITY	1,338,875	1,818,258

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,592,035	$4,044,235

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	12,138	24,023	35,976	35,526
Depreciation	1,833	1,833	3,666	3,666
Exploration expenses	55,475	4,798	105,032	8,577
Consulting fees - related party	72,000	68,000	144,000	169,984
Consulting fees	15,000	12,800	84,392	65,953
Transfer agent and filing fees	6,138	4,812	11,163	13,198
Travel	3,333	1,511	13,206	2,596
General and administrative expenses	11,749	7,868	17,719	21,034
TOTAL OPERATING EXPENSES	177,666	125,645	415,154	320,534

LOSS FROM OPERATIONS	(177,666)	(125,645)	(415,154)	(320,534)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(52,695)	(49,773)	(157,021)	(151,448)
Other income	19,270	18,688	38,400	37,076
Gain (Loss) on sale of marketable securities	-	5,805	-	5,805
Other income - related party	-	-	-	10,000
TOTAL OTHER INCOME (EXPENSE)	(33,425)	(25,280)	(118,621)	(98,567)

LOSS BEFORE INCOME TAXES	(211,091)	(150,925)	(533,775)	(419,101)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(211,091)	$(150,925)	$(533,775)	$(419,101)

Gain on change in fair value of marketable securities	$-	$-	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)	$(211,091)	$(150,925)	$(533,775)	$(419,101)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	115,907,826	117,892,441	115,176,419

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2022	113,692,441	$113,693	$8,571,524	$369,115	$887,910	$(7,956,189)	$1,986,053

Shares issued for cash	2,200,000	2,200	233,200	-	-	-	235,400
Stock based compensation	-	-	-	-	69,337	-	69,337
Net income	-	-	-	-	-	(268,176)	(268,176)

Balance, March 31, 2023	115,892,441	115,893	8,804,724	369,115	957,247	(8,224,365)	2,022,614

Shares issued for cash	200,000	200	19,000	-	-	-	19,200
Net income	-	-	-	-	-	(150,925)	(150,925)

Balance, June 30, 2023	116,092,441	$116,093	$8,823,724	$369,115	$957,247	$(8,375,290)	$1,890,889

Balance, December 31, 2023	117,892,441	$117,893	$8,948,385	$369,115	$957,247	$(8,574,382)	$1,818,258

Stock based compensation	-	-	-	-	54,392	-	54,392
Net income	-	-	-	-	-	(322,684)	(322,684)

Balance, March 31, 2024	117,892,441	117,893	8,948,385	369,115	1,011,639	(8,897,066)	1,549,966

Net income	-	-	-	-	-	(211,091)	(211,091)

Balance, June 30, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,108,157)	$1,338,875

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(533,775)	$(419,101)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	157,021	151,448
Depreciation	3,666	3,666
Stock based compensation	54,392	69,337
Gain on sale of marketable securities	-	(5,805)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	14,500	19,076
Increase (decrease) in accounts payable and accrued liabilities	27,183	(5,818)
Net Cash (Used in) Operating Activities	(277,013)	(187,197)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from sale of marketable securities	-	15,082
Net Cash Provided by Investing Activities	-	15,082

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	-	254,600
Net Cash Provided by Financing Activity	-	254,600

Increase (Decrease) in cash	(277,013)	82,485
Cash, beginning of period	3,667,617	3,576,911
Cash, end of period	$3,390,604	$3,659,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

June 30, 2024

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

Research and Development

Research and development costs are expensed as incurred. During the six months ended June 30, 2024 and 2023, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the six months ended June 30, 2024 and 2023, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 4,200,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the period ended June 30, 2024.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2024, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $277,013 (2023: $187,197) of cash in operations for the six months ended June 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2024 and December 31, 2023, respectively:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$3,390,604	$-	$-
Marketable securities	175,061
Total Assets	3,565,665	-	-
Liabilities
Total Liabilities	-	-	-
	$3,565,665	$-	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,667,617	$-	$-
Marketable securities
Total Assets	332,082	-	-
Liabilities	3,999,699
Total Liabilities		-	-
	-	$-	$-
	$3,999,699

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2023	$332,082
Fair value adjustment	(157,021)

Balance, June 30, 2024	$175,061

The Company classifies it’s marketable securities as available for sale.

During the six months ended June 30 2024, there were no receipts or sales of marketable securities.

During the year ended December 31, 2023, the Company received 20,333,575 common shares from a related party with a value of $85,224 related to the option of the Fish Lake Property.

During the year ended December 31, 2023, the Company received 19,741,685 common shares from a related party with a value of $82,774 related to the option of the North Big Smoky Property.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Professional fees	$-	$5,500
Other	7,250	15,150
Transfer agent fees	1,100	2,200
Total prepaid expenses	$8,350	$22,850

Note 6 – Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the six months ended June 30, 2024, the Company did not issue any common shares.

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

The fair value of options granted during the six months ended June 30, 2024 were determined using the Black Scholes method with the following assumptions:

Six Months Ended June 30, 2024
Risk free interest rate	4.0%
Stock volatility factor	98%
Weighted average expected life of options	5 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Period Ended June 30, 2024		Year Ended December 31, 2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,700,000	$0.10	-	-
Granted	500,000	0.04	3,700,000	$0.22
Repricing	-	(0.06)	-	(0.12)

Outstanding, end of period	4,200,000	$0.04	3,700,000	$0.10

As of June 30, 2024, the intrinsic value of the stock options was approximately $0.  Stock option expense for the six months ended June 30, 2024 was $54,392 (2023: $69,337).  As at June 30, 2024, 4,200,000 are exercisable (December 31, 2023: 3,700,000).

The following table summarizes the stock options outstanding at June 30, 2024:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2024	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,700,000	$0.04	May 26, 2027	3,700,000	1.90
January 10, 2024	500,000	$0.04	January 10, 2029	500,000	4.51

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

As of June 30, 2024, the Company has received $375,000 and received 55,560,526 common shares with a fair value of $1,541,631 in relation to the letter of intent.  The Company recorded $1,916,631 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of June 30, 2024, the Company has received $65,000 and our company has received 26,791,685 common shares with a fair value of $209,441.  The Company recorded $274,471 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $72,000 and $144,000 (2023: $68,000 and $140,000) to related parties and non-cash stock option compensation expenses of $Nil and $Nil (2023: $Nil and $29,984) to related parties for the three and six months ended June 30, 2024, respectively.

The Company paid rent fees totaling $1,500 and $3,000 to related parties for the three and six months ended June 30, 2024 (2023: $1,500 and $3,000).

As at June 30, 2024, the Company had $33,868 (December 31, 2023: $26,489) owing to related parties.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2024, there were no pending or threatened litigation against the Company.

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2024 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

In April 2024 we announced we had recently staked a 5,178 acre (2095 hectare) property prospect for Fluorine mineralization in the Greenwood Mining Division in southern British Columbia.  The property was subsequently expanded through the staking of two other blocks of claims bringing our total holdings in the area to approximately 11,068 acres (4479 hectares) that in part envelopes the claim block hosting the past producing Rock Candy Fluorspar mine.  The Company has recently commenced geochemical and geological exploratory work on the property, and is compiling all data available from all open source.

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

Most recently we drilled this prospect in late October 2012, further testing the area of the property in the vicinity where prior exploration by our company discovered elevated lithium levels in subsurface brines. During the 2012 program a total of 856 feet (260.89 meters) was drilled at 8 discrete sites. The deepest hole was 160 feet (48.76 meters), and the shallowest hole that produced brine was 90 feet (27.43 meters). The average depth of the seven-hole program was 107 feet (32.61 meters). The program better defined a lithium-in-brine anomaly that was discovered in early 2012. This anomaly is approximately 0.6 miles (370 meters) wide at its widest point by more than 2 miles (3 kilometers) long. The peak value seen within the anomaly is 23.7 mg/l lithium, which is 10 to 20 times background levels outside the anomaly. Our company believes that, much like Fish Lake Valley, the playa at San Emidio may be conducive to the formation of a “Silver Peak” style lithium brine deposit, and the recent drilling indicates that the anomaly occurs at or near the intersection of several faults that may have provided the structural setting necessary for the formation of a lithium-in-brine deposit at depth.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  .  The Company reduced its acreage holdings here to approximately 101 acres (41 hectares) to facilitate applying assessment credit to the property and placed it on the “back burner” in favor of developing other prospects that are of greater commercial interest.  Our Company is currently in the planning stages with respect to the work to be done on this prospect this summer.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past.  In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here.  On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company.  Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property.    No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse.  On May 11, 2022 we signed a letter of agreement with Morella Corporation a related party whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  This area was subsequently re-staked by Lithium Corporation in early 2022.  Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here.  Most recently Morella concluded a two-hole drilling program on the property wherein anomalous lithium-in-clay mineralization was encountered.

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

Our company participated in the formation of Summa, which originally held 88 fee-title patented lode claims, covering approximately 1,191.3 acres of prospective mineral lands, governed by a joint operating agreement with the other participants.  Our company’s president, Tom Lewis, is a managing member of Summa.

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

We are currently pursuing other properties which are believed to be prospective for hosting lithium, graphite, fluorine, nickle - cobalt and Rare Earth Element mineralization, as well as evaluating a wide range of opportunities brought to our company by third parties.

Additionally our company continues its generative program exploring for new deposits of next generation battery related materials.

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

We had net loss of $211,091 for the three month period ended June 30, 2024, which was $60,016 more than the net loss of $150,925 for the three month period ended June 30, 2023.  The change in our results over the two periods is primarily the result of a increase in consulting fees and exploration expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2024	Change Between Three Month Period Ended June 30, 2024 and June 30, 2023
Professional fees	$12,183	$24,023	$(11,885)
Depreciation expense	1,833	1,833	-
Exploration expenses	55,475	4,798	50,677
Consulting fees – related party	72,000	18,016	4,000
Consulting fees	15,000	62,784	2,200
Transfer agent and filing fees	6,138	4,812	1,326
Travel	3,333	1,511	1,822
General and administrative	11,749	7,868	3,881
Other loss (income)	33,425	25,280	8,145
Net loss (income)	$211,091	$150,925	$(60,166)

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

We had net loss of $533,775 for the six month period ended June 30, 2024, which was $114,674 more than the net loss of $419,101 for the six month period ended June 30, 2023. The change in our results over the two periods is primarily the result of an increase in exploration expenses and consulting fees.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change Between Six Month Period Ended June 30, 2024 and June 30, 2023
Professional fees	$35,976	$35,526	$450
Depreciation expense	3,666	3,666	-
Exploration expenses	105,032	8,577	96,455
Consulting fees – related party	144,000	120,000	(25,984)
Consulting fees	84,392	115,937	18,439
Transfer agent and filing fees	11,163	13,198	(2,035)
Travel	13,206	2,596	10,610
General and administrative	17,719	21,031	(3,315)
Other loss (income)	118,621	98,567	20,054
Net loss (income)	$533,775	$419,101	$114,674

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2024 reflects current assets of $3,574,715.  We had cash in the amount of $3,390,604 and working capital in the amount of $1,321,555 as of June 30, 2024. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2024	At December 31, 2023
Current assets	$3,574,715	$4,023,249
Current liabilities	2,253,160	2,225,977
Working capital	$1,321,555	$1,797,272

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash (used in) operating activities	$(277,013)	$(187,197)
Net cash provided by investing activities	-	15,082
Net cash provided by financing activities	-	254,600
Net increase (decrease) in cash during period	$(277,013)	$82,485

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 was $277,013, an increase of $89,816 from the $187,197  net cash used in operating activities during the six months ended June 30, 2023.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2024 was $Nil which was a $15,082 change from the $15,082 cash provided by investing activities during the six months ended June 30, 2023.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 was $Nil as compared to $254,600  in cash provided by financing activities during the six months ended June 30, 2023.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month.   Due to our current cash position of approximately $3,390,604 as of June 30, 2024, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

To June 30, 2024 the Company has issued a total of 22,975,458 shares to Lincoln Park under the terms of the agreement which lapsed during Q2 2024, for gross proceeds of $4,101,888.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Now that the Lincoln Park agreement has lapsed we currently have no other arrangement for future financing.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended June 30, 2024 and 2023.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2024 and 2023, respectively.

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

LITHIUM CORPORATION
(Registrant)

Dated: August 19, 2024	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

