Form 10-Q
period 2024-09-30
Lithium Corp
filed 2024-11-14
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of  November 14, 2024

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	September 30, 2024 (unaudited)	December 31, 2023
CURRENT ASSETS
Cash	$3,195,599	$3,667,617
Marketable securities	77,613	332,082
Deposits	700	700
Prepaid expenses	4,050	22,850
Total Current Assets	3,277,962	4,023,249

OTHER ASSETS
Equipment, net of accumulated depreciation	15,487	20,986

TOTAL ASSETS	$3,293,449	$4,044,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,773	$8,386
Accounts payable and accrued liabilities - related party	31,807	26,489
Allowance for optioned properties	2,191,102	2,191,102

TOTAL CURRENT LIABILITIES	2,233,682	2,225,977

TOTAL LIABILITIES	2,233,682	2,225,977

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,948,385	8,948,385
Additional paid in capital - options	1,011,639	957,247
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(9,387,265)	(8,574,382)

TOTAL STOCKHOLDERS' EQUITY	1,059,767	1,818,258

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,293,449	$4,044,235

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	11,347	15,575	47,323	51,101
Depreciation	1,833	1,833	5,499	5,499
Exploration expenses	69,792	34,875	174,824	43,452
Consulting fees - related party	87,000	76,000	231,000	245,984
Consulting fees	17,000	16,200	101,392	82,153
Transfer agent and filing fees	5,128	11,719	16,291	24,917
Travel	3,935	3,060	17,141	5,656
General and administrative expenses	5,253	8,966	22,972	30,000
TOTAL OPERATING EXPENSES	201,288	168,228	616,442	488,762

LOSS FROM OPERATIONS	(201,288)	(168,228)	(616,442)	(488,762)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(97,448)	(22,663)	(254,469)	(174,111)
Other income	19,628	19,055	58,028	56,131
Gain (Loss) on sale of marketable securities	-	-	-	5,805
Other income - related party	-	-	-	10,000
TOTAL OTHER INCOME (EXPENSE)	(77,820)	(3,608)	(196,441)	(102,175)

LOSS BEFORE INCOME TAXES	(279,108)	(171,836)	(812,883)	(590,937)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(279,108)	$(171,836)	$(812,883)	$(590,937)

Gain on change in fair value of marketable securities	$-	$-	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)	$(279,108)	$(171,836)	$(812,883)	$(590,937)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	115,892,441	117,892,441	115,592,075

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity
(unaudited)

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2022	113,692,441	113,693	8,571,524	369,115	887,910	(7,956,189)	1,986,053

Shares issued for cash	2,200,000	2,200	233,200	-	-	-	235,400
Stock based compensation	-	-	-	-	69,337	-	69,337
Net income	-	-	-	-	-	(268,176)	(268,176)

Balance, March 31, 2023	115,892,441	115,893	8,804,724	369,115	957,247	(8,224,365)	2,022,614

Shares issued for cash	200,000	200	19,000	-	-	-	19,200
Net income	-	-	-	-	-	(150,925)	(150,925)

Balance, June 30, 2023	116,092,441	116,093	8,823,724	369,115	957,247	(8,375,290)	1,890,889

Shares issued for cash	1,000,000	1,000	78,681	-	-	-	79,681
Net income	-	-	-	-	-	(171,836)	(171,836)

Balance, September 30, 2023	117,092,441	$117,093	$8,902,405	$369,115	$957,247	$(8,547,126)	$1,798,734

Balance, December 31, 2023	117,892,441	$117,893	$8,948,385	$369,115	$957,247	$(8,574,382)	$1,818,258

Stock based compensation	-	-	-	-	54,392	-	54,392
Net income	-	-	-	-	-	(322,684)	(322,684)

Balance, March 31, 2024	117,892,441	117,893	8,948,385	369,115	1,011,639	(8,897,066)	1,549,966

Net income	-	-	-	-	-	(211,091)	(211,091)

Balance, June 30, 2024	117,892,441	117,893	8,948,385	369,115	1,011,639	(9,108,157)	1,338,875

Net income	-	-	-	-	-	(279,108)	(279,108)

Balance, September 30, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,387,265)	$1,059,767

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(812,883)	$(590,937)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	254,469	174,111
Depreciation	5,499	5,499
Stock based compensation	54,392	69,337
Gain on sale of marketable securities	-	(5,805)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	18,800	30,887
Increase (decrease) in accounts payable and accrued liabilities	7,705	4,851
Net Cash (Used in) Operating Activities	(472,018)	(312,057)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from property agreements	-	125,000
Cash from sale of marketable securities	-	15,082
Net Cash Provided by Investing Activities	-	140,082

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	-	334,281
Net Cash Provided by Finanicng Activity	-	334,281

Increase (Decrease) in cash	(472,018)	162,306
Cash, beginning of period	3,667,617	3,576,911
Cash, end of period	$3,195,599	$3,739,217

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

September 30, 2024

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

Research and Development

Research and development costs are expensed as incurred. During the nine months ended September 30, 2024 and 2023, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the nine months ended September 30, 2024 and 2023, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 4,100,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the period ended September 30, 2024.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2024, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $472,018 (2023: $312,057) of cash in operations for the nine months ended September 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2024 and December 31, 2023, respectively:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$3,195,599	$-	$-
Marketable securities	77,613
Total Assets	3,273,212	-	-
Liabilities
Total Liabilities	-	-	-
	$3,273,212	$-	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,667,617	$-	$-
Marketable securities	332,082
Total Assets	3,999,699	-	-
Liabilities
Total Liabilities		-	-
	-	$-	$-
	$3,999,699

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2023	$332,082
Fair value adjustment	(254,469)

Balance, September 30, 2024	$77,613

The Company classifies it’s marketable securities as available for sale.

During the nine months ended September 30 2024, there were no receipts or sales of marketable securities.

During the year ended December 31, 2023, the Company received 20,333,575 common shares from a related party with a value of $85,224 related to the option of the Fish Lake Property.

During the year ended December 31, 2023, the Company received 19,741,685 common shares from a related party with a value of $82,774 related to the option of the North Big Smoky Property.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Professional fees	$-	$5,500
Other	3,500	15,150
Transfer agent fees	550	2,200
Total prepaid expenses	$4,050	$22,850

Note 6 – Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the nine months ended September 30, 2024, the Company did not issue any common shares.

During the year-ended December 31, 2023, we issued 4,400,000 common shares for proceeds of $381,061.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024 (resulting in a stock based compensation expense of $34,827).  As of September 30, 2024 no stock options have been exercised, and none have been exercised up to and including the date of this document.  During the three months ended September 30, 2024, 100,000 stock options were cancelled.

The fair value of options granted during the nine months ended September 30, 2024 were determined using the Black Scholes method with the following assumptions:

Nine Months Ended September 30, 2024
Risk free interest rate	4.0%
Stock volatility factor	98%
Weighted average expected life of options	5 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Period Ended September 30, 2024		Year Ended December 31, 2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,700,000	$0.10	-	-
Granted	500,000	0.04	3,700,000	$0.22
Cancelled	(100,000)	0.04	-	-
Repricing	-	(0.06)	-	(0.12)

Outstanding, end of period	4,100,000	$0.04	3,700,000	$0.10

As of September 30, 2024, the intrinsic value of the stock options was approximately $0.  Stock option expense for the nine months ended September 30, 2024 was $54,392 (2023: $69,337).  As at September 30, 2024, 4,100,000 are exercisable (December 31, 2023: 3,700,000).

The following table summarizes the stock options outstanding at September 30, 2024:

Issue Date	Number	Price	Expiry Date	Outstanding at September 30, 2024	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,600,000	$0.04	May 26, 2027	3,600,000	1.90
January 10, 2024	500,000	$0.04	January 10, 2029	500,000	4.51

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

As of September 30, 2024, the Company has received $375,000 and received 55,560,526 common shares with a fair value of $1,541,631 in relation to the letter of intent.  The Company recorded $1,916,631 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of September 30, 2024, the Company has received $65,000 and our company has received 26,791,685 common shares with a fair value of $209,441.  The Company recorded $274,471 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $87,000 and $231,000 (2023: $76,000 and $216,000) to related parties and non-cash stock option compensation expenses of $Nil and $Nil (2023: $Nil and $29,984) to related parties for the three and nine months ended September 30, 2024, respectively.

The Company paid rent fees totaling $1,500 and $4,500 to related parties for the three and nine months ended September 30, 2024 (2023: $1,500 and $4,400).

As at September 30, 2024, the Company had $31,807 (December 31, 2023: $26,489) owing to related parties.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2024, there were no pending or threatened litigation against the Company.

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2024 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

In April 2024 we announced we had recently staked a 5,178 acre (2095 hectare) property prospect for Fluorine mineralization in the Greenwood Mining Division in southern British Columbia.  The property was subsequently expanded through the staking of two other blocks of claims bringing our total holdings in the area to approximately 11,068 acres (4479 hectares) that in part envelopes the claim block hosting the past producing Rock Candy Fluorspar mine.  The Company commenced geochemical and geological exploratory work on the property in Spring 2024, and work there is currently ongoing.  Also the Company is compiling all data available relative to this property from all open sources.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018.  This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey.  Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock.  The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used.  The Company has recently reduced its acreage holdings here to approximately 102 acres ( 41  hectares), and placed it on the “back burner” in favor of developing other prospects that are of greater commercial interest due to the significant drop in graphite products values during 2023.

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in North Big Smoky Valley, Nye County Nevada, in an area that proved to be geochemically anomalous, both in sediment and brines. The geological setting in this area is quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past.  In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired the prospect through staking a block of placer mineral claims here.  On May 13, 2016 our wholly  owned  subsidiary  sold 100% of the  interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company.  Consideration paid to Lithium Royalty Corp. consisted of mainly of 300,000 shares in the "Purchaser Parent", 1069934 B.C. Ltd, and retained a royalty on the property.    No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse.  On May 11, 2022 we signed a letter of agreement with Morella Corporation a related party whereby Morella can earn a 60% interest in our North Big Smoky lithium-in-brine property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issue a similar dollar value of shares at the anniversary of the signing of the formal agreement over the next four years.  Additionally Morella must make exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement.  Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000, and purchase the remaining 20% interest within the following year for $750,000.  Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000.  This area was subsequently re-staked by Lithium Corporation in early 2022.  Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here.  Most recently Morella has concluded a two-hole drilling program on the property, wherein anomalous lithium-in-clay mineralization was encountered.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

We had net loss of $279,108 for the three month period ended September 30, 2024, which was $107,272 more than the net loss of $171,836 for the three month period ended September 30, 2023.  The change in our results over the two periods is primarily the result of an increase in consulting fees, exploration expense and change in fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change Between Three Month Period Ended September 30, 2024 and September 30, 2023
Professional fees	$11,347	$15,575	$(4,228)
Depreciation	1,833	1,833	-
Exploration expenses	69,792	34,875	34,917
Consulting fees – related party	87,000	76,000	11,000
Consulting fees	17,000	16,200	800
Transfer agent and filing fees	5,128	11,719	(6,591)
Travel	3,935	3,060	875
General and administrative	5,253	8,966	(3,713)
Other loss (income)	77,820	3,608	74,212
Net loss (income)	$279,108	$171,836	$107,272

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

We had a net loss of $812,883 for the nine month period ended September 30, 2024, which was $221,946   more than the net loss of $590,937 for the nine month period ended September 30, 2023. The change in our results over the two periods is primarily the result of an increase in consulting fees, exploration expense and change in fair value of marketable securities..

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change Between Nine Month Period Ended September 30, 2024 and September 30, 2023
Professional fees	$47,323	$51,101	$(3,778)
Depreciation	5,499	5,499	-
Exploration expenses	174,824	43,452	131,372
Consulting fees – related party	231,000	245,984	(14,984)
Consulting fees	101,392	82,153	19,239
Transfer agent and filing fees	16,291	24,917	(8,626)
Travel	17,141	5,656	11,485
General and administrative	22,972	30,000	(7,028)
Other loss (income)	196,441	102,175	(94,266)
Net loss (income)	$812,883	$590,937	$221,946

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2024 reflects current assets of $3,277,962.  We had cash in the amount of $3,277,962 and working capital in the amount of $1,044,280 as of September 30, 2024. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2024	At December 31, 2023
Current assets	$3,277,962	$4,023,249
Current liabilities	2,233,682	2,225,977
Working capital	$1,044,280	$1,797,272

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2024	2023
Net cash (used in) operating activities	$(472,018)	$(312,057)
Net cash provided by investing activities	-	140,082
Net cash provided by financing activities	-	334,281
Net increase (decrease) in cash during period	$(472,018)	$162,306

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024 was $472,018, an increase of $159,961 from the $312,057  net cash outflow during the nine months ended September 30, 2023.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 was $Nil, which was a $140,082 change from the $140,082 cash provided by investing activities during the nine months ended September 30, 2023.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024 was $Nil as compared to $334,281  in cash provided by financing activities during the nine months ended September 30, 2023.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$461,000
Exploration expenses	500,000
Travel	30,000
Total	$891,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month.   Due to our current cash position of approximately $3,195,000 as of September 30, 2024, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Equity Financings

On January 25, 2021 we entered into a purchase agreement (the "Purchase Agreement"), and a registration rights agreement,  (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $10,300,000 of the Company's common stock, $0.001 par value per share (the "Common Stock"). In connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 380,952 shares of Common Stock for a purchase price of $160,000 (“Original Purchase”), and then another 357,995 shares (“Initial Purchase”) for $150,000 after SEC approval of the S-1 document in April 2021.  Due to our low share price at the beginning of 2024 the Company ceased using this source of funding, and this arrangement ended in April of 2024, with Lithium Corporation having issued a total of 22,979,458 shares for $4,101,888.15.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

While we are always examining all possible opportunities to fund the Company on a prudent and cautious basis, we currently have no arrangement for future financings.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended September 30, 2024 and 2023.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2024 and 2023, respectively.

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

Dated: November 14, 2024
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

