Form 10-Q/A
period 2024-09-30
Lithium Corp
filed 2025-01-15
CIK 1415332

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of January 8, 2025

LITHIUM CORPORATION

FORM 10-Q

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

LITHIUM CORPORATION
(Registrant)

Dated: January 15, 2025	/s/Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

