Form 10-K/A
period 2023-12-31
Lithium Corp
filed 2025-01-21
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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
117,892,441 common shares as of January 13, 2025.

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

Mineral Properties

Of our various property interests, we consider the Fish Lake Valley Property to be our material property interest.

Fish Lake Valley Property

Lithium Corp’s flagship property is the Fish Lake Valley Project and is a lithium brine prospect - similar to the salars of Chile & Peru, and more importantly Silver Peak Nevada, which is only approximately 25 miles to the east of Lithium Corp’s Fish Lake Valley project. The only lithium producing facility in North America is located at Silver Peak in Clayton Valley, Nevada. The facility was opened in 1967 and has been producing lithium carbonate from brines since. Lithium Corp’s Fish Lake Valley Project is in a similar geologic setting and geothermal regime as Clayton Valley.

Fish Lake Valley Project is a lithium brine exploration project in Esmerelda County, Nevada, USA. The project consists of Lithium Corp’s 100% owned 297 placer claims totaling 10,972 acres. Fish Lake Valley has not had mining production in the most recent three fiscal years although historically in the 1800’s the property was a boron brine producer with an indeterminate amount of boron salts having been produced. The earliest record of any modern exploration on the property was in the 1970’s when the USGS drilled several rotary holes on the periphery of the playa testing for lithium in brines and sediments. Lithium processing facilities do not currently exist in Fish Lake Valley.

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

Map 1, Fish Lake Valley Project claim outline.

Esmeralda County, NV
VALLEY
T1N, R36E
T1S, R36E
T1N, R37E
T1S, R37E
LAKE
Lithium Corp
Fish Lake Valley
Claim Outline
January 2025
AOI

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

In addition to the cash and share payments under the Option Agreement, Morella is to perform and exploration and development work on the property in the value of:

Year 1:	$200,000
Year 2:	$400,000
Year 3:	$600,000
Year 4:	$800,000

Under the Option Agreement Morella is the operator of the Fish Lake Valley Project and is responsible for all exploration efforts. Fish Lake Valley Project is an early-stage exploration property and is currently permitted under a BLM Notice of Intent (NOI) level permit. This permit limits surface disturbance to 5 acres or less.

Fish Lake Valley does not currently have any Measured, Indicated, or Inferred Resources calculated, nor does Fish Lake Valley have any Proven or Probable Resources.

 Table 1 to Paragraph (b) – Summary Mineral Resources at End of the Fiscal Year Ended December 31, 2023.

	Measured Mineral Resources		Indicated Mineral Resources		Measured + Indicated Mineral Resources		Inferred Mineral Resources
	Amount	Grade/Quality	Amount	Grade/Quality	Amount	Grade/Quality	Amount	Grade/Quality
Lithium	Nil	N/A	Nil	N/A	Nil	N/A	Nil	N/A

Table 1 to Paragraph (b) – Summary Mineral Reserves at End of the Fiscal Year Ended December 31, 2023.

	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves		Proven Mineral Reserves	Probable Mineral Reserves
	Amount	Grade/Quality	Amount		Amount	Grade/Quality
Lithium	Nil	N/A	Nil	Lithium	Nil	N/A

Fish Lake Valley lithium-brine project, located in west Esmeralda County, Nevada. The project area was the scene of historical boron from brine production but is currently at an early stage of exploration. Drilling and other exploratory work has occurred on the property since 2009 When Lithium Corp acquired the property.

The Fish Lake Valley property is in Esmeralda County, west central Nevada, approximately 18 miles from the California border. It is roughly 37 miles to the west-southwest of Tonopah Nevada, 37 miles north-northeast of Bishop California, and 174 miles to the northwest of Las Vegas Nevada, the largest population center in the region. Using the Public Land Survey System, the center of the property is Township 1S, Range 36E, Section 11, Mount Diablo Meridian.

The infrastructure is excellent in the general area of the Fish Lake Valley prospect. Power is available along highway 264 which runs north to south some 8 miles to the west of the property. The capacity of the line is unknown however it does appear on government issued maps as being equal to or greater than 55 kilovolts to the south of the village of Dyer. There are defined geothermal resources around the prospect. Should lithium production be established in the valley it may present an opportunity to the company who originally defined these geothermal resources to continue to the development stage. Abundant fresh water is available in the valley to the south of the northern playa. Most supplies are available in Tonopah which is approximately 75 miles by road from the property. Also, sufficient manpower is available in the region, and some personnel exist locally with training specific to lithium brine processing due to the proximity of the property to Albemarle’s Silver Peak operation. The property does have patchy cell phone service from two different providers. Las Vegas’ Harry Reid International Airport is 249 miles by road to the southeast of the property, while Reno-Tahoe International Airport is 213 miles by road to the northwest, and Elko, NV (which is an important mining supply center) is approximately 334 miles by road from the property. The playa or claim block area should be large enough to accommodate a production facility like that found at Silver Peak, and there are several potential processing plant sites in the area.

Lithium Corporation owns 100% of the property totaling 297 placer claims and 10,972 acres. The original claims were staked by Nevada-Alaska Corp and Optioned to Lithium Corp in an Agreement in which Lithium Corp acquired 100% interest in the claims with no underlying royalties. 86 Association Placer claims were Optioned to Morella Corp and an additional 211 placer claims were staked by Morella and claimed in the name of Morella. Lithium Corp’s Option Agreement with Morella (formerly Altura Mining Limited) does state that any additional staking in the project area is to be included as part of the Option Agreement and reverts to Lithium Corp if the Option Agreement is terminated. The claims are named with a prefix of letters and a number; the prefixes are FL, FLN, FLW, LI, and FLV. The claims have all been staked and filed on BLM managed public land. In order to maintain the claims an annual fee must be paid to the BLM on a per claim basis.

16

(2)

Most of the the property’s present condition it’s natural state except for two drill pads constructed by Morella Corp. The drilling conducted by Morella was bonded with the State of Nevada and the pads will be deconstructed and the ground reclaimed to it’s natural state once Morella is through with the drill pads. The property is in exploration stage and is expected to need substantial further work and permitting to progress to delineation or development stage.

There is not any equipment currently on the property as drilling operations are not active now and no facilities have been built on the property.

Because exploration expenditures are expensed rather than accrued the current book value of Fish Lake Valley Project as reported on Lithium Corporation’s financial statements is zero. There are no processing plant or equipment on the property so no book value is assigned for processing plants or equipment.

The property was developed as a borate producer sometime in the late 1860’s, with the earliest record of production in 1873. Production by 1875 was in the order of 1.814 tonnes (2 tons) of concentrated borax daily. Operations ceased sometime prior to the 1900’s and there is no record of any further activity or exploration until the 1970’s, when interest in lithium brines was high due to the discovery and eventual development of the Silver Peak deposit in nearby Clayton Valley. During the 1970’s the USGS conducted some lithium focused exploration in the general area and drilled several holes on the periphery of the playa. During the 1980’s US Borax discovered the Cave Springs boron/lithium clay deposits which are a few kilometres to the east of the Fish Lake Valley playa. These deposits were called the Borate Hills and were being explored during 2011 by American Lithium in a joint venture with Japan Oil and Gas (JOGMEC). Recently the property has become known as the Rhyolite Ridge Lithium-Boron Project which is being developed by ASX-listed Ioneer Limited.

Since Lithium Corporation’s optioning of the property in 2009 the following work has been conducted on the property:

•	Surficial sediment sampling – 49 grid sediment samples were collected, and a further 32 sediment samples from discrete points on the property in 2009 and early 2010.
•	Preliminary water sampling 2009-10 – 9 water samples collected.
•	Surficial sediment temperature and pH/ORP survey, March 2010.
•	SP gradient surveys on the northern playa March 2010, a total of 8.525-line km surveyed. Also, a 1 km line of long-wire SP surveying was completed on a line where a gradient survey was performed earlier.
•	Gravity survey of the southern playa in May 2010 – an area of approximately 6 km2 was investigated via high-definition gravity. Follow-up surveying was completed in October 2011 and a further 30 stations were read. The northern playa was too wet to access for survey work.
•	Near surface brine and sediment sampling program in March 2011 – 39 brine samples.
•	Gravity survey of the northern playa in August 2011. An abortive attempt was made to survey the northern playa where 22 stations were setup on the periphery. The northern playa was too wet to survey.
•	Direct push drilling program in October 2011, included 41 holes at 25 sites (1080.77 m) a total of 37 samples collected.
•	Direct push drilling program in November 2012, included 19 holes at 17 sites (362.97 m).
•	a total of 19 samples collected.
•	Confirmatory and expanded hand auger drill hole brine sampling by American Lithium Corporation in 2016. A total of 154 samples collected.
•	Geological and Geophysical collaboration between American Lithium Corporation and University of Texas at Dallas, August 2016.
•	Drilling of a deep sonic drill hole (L-16-13A) on the property to the east of the margin of the playa, south of the area of strongest lithium/boron/potassium mineralization in September 2016.

Approximately $25 million dollars has been spent on geothermal exploration in the general area (personal communication J. Demonyaz) since the 1980’s, and two deep oil exploration holes were drilled immediately to the west-southwest of the claim area. Lithium Corporation’s property was acquired by staking by Nevada Alaska and others in mid-2009, and subsequently optioned to Lithium Corporation, who joint ventured it with American Lithium Corporation in 2016. The property was returned in 2019 and is now under option to Morella Corp (formerly Altura Mining Limited). Since optioning the property from Lithium Corp, Morella Corp has conducted a Passive Seismic Geophysical Survey, Direct Lithium Extraction (DLE) Process Development Work, a Magnetotelluric Geophysical survey, and a drill program.

There are no known encumbrances to the property. To our knowledge Morella Corp has not pursued additional permitting for future exploration. Once the next stage of exploration and budgeting has been determined permitting is expected to take no more than 15 days from the time the permit application is submitted to the BLM. Key permit conditions are generally bonding of planned disturbances. No violations or fines are expected or normally incurred at this stage of exploration as long as the operator executes the plan in the Notice of Intent that is submitted to the BLM.

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

Property Internal Controls

All material properties the company controls are in exploration stage and the company or its Optionors are not estimating mineral resource or reserves on the company’s properties at this time. The company is a prospect generator and conducts early stage exploration level operations. During prospect generation and regional exploration, the company does not have a formal internal QA/QC program although we do follow chain of custody (CoC) procedures and use accredited assay labs for analysis. Chain of Custody procedures we follow involve the geologist taking the samples oversees the samples personally until that geologist submits the samples to the appropriate accredited laboratory for analysis. Laboratory accredation is typically ISO certified. ISO certification is a seal of approval from a third party body that a company runs to one of the international standards developed and published by the International Organization for Standardization.

Exploration programs on the company’s material properties are conducted by Optionors. The company does not control the QA/QC procedures instituted by the Optionors and periodically may receive technical updates from Optionors that describe the QA/QC procedures although the company does not have input over the QA/QC procedures used.

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

On January 13, 2025, the shareholders’ list showed 15 registered shareholders with 117,892,441 common shares outstanding.

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

At the end of the fiscal year on December 31, 2023 the company has sold in total 20,865,018 common shares to Lincoln Park for gross proceeds of $4,101,888, and there has been no change to this number up to January 13, 2025 as the Company has suspended utilizing this financing due to the current low share price of the Company’s common stock.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Tom Lewis(1) President, Treasurer, Secretary, and Director	2023 2022	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	240,000(2) 180,000	240,000 180,000(2)

Brian Goss(3) Director, Former President, Treasurer, Secretary	2023 2022	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	48,000 28,000	48,000 28,000

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

LITHIUM CORPORATION
(Registrant)
Dated: January 21, 2025	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 21, 2025	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: January 21, 2025	/s/ Brian Goss
Brian Goss
Director

Dated: January 21, 2025	/s/ James Brown
James Brown
Director

