Form 10-K
period 2024-12-31
Lithium Corp
filed 2025-04-02
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-54332

LITHIUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0530295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Railroad St,Suite 102B., Elko, Nevada	89801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 410-5287

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

117,892,441 common shares as of April 2, 2025.

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

General Overview

We were incorporated under the laws of the State of Nevada on January 30, 2007 under the name “Utalk Communications Inc.”. At inception, we were a development stage corporation engaged in the business of developing and marketing a call-back service using a call-back platform. On August 31, 2009, we entered into a letter of intent with Nevada Lithium regarding a business combination which may be effected in one of several different ways, including an asset acquisition, merger of our company and Nevada Lithium, or a share exchange whereby we would purchase the shares of Nevada Lithium from its shareholders in exchange for restricted shares of our common stock.  On September 30, 2009, we changed our name from “Utalk Communications, Inc.” to “Lithium Corporation”, by way of a merger with our wholly owned subsidiary Lithium Corporation, which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 1, 2009 under the stock symbol “LTUM”. Our CUSIP number is 536804 107.

In June 2009 we optioned the Fish Lake Valley property in Esmeralda County Nevada, and ultimately earned a 100% interest in the property through a combination of exploration expenditures and share issuances.  Lithium Corporation performed geophysical, geochemical and drilling work in the area into early 2016 at which time we entered into an agreement with the forerunner of American Lithium Corporation (TSX-V:Li) who could have earned an initial 80% interest in the property by incurring exploration expenses, making cash and share payments over a period of three years.  American Lithium relinquished all interest in the property/option agreement in April 2019.  In April 2021 the Company entered into a Letter of Intent with Altura Mining Limited whereby Altura (now Morella Corporation ASX:1MC, OTC-QB: ALTAF) may earn a 60% interest in the property by incurring exploration expenses, and making staged cash and share payments to Lithium Corporation over the next four years.  Morella Corporation is a related company as it is the single largest shareholder in Lithium Corporation with over 8% of the Company’s common shares, having acquired an interest through a non-brokered private placement in our Company in 2012.

Since 2009 the Company has been actively engaged in project generation, conducting initial exploration studies, and if warranted staking and further exploring a number of exploration stage properties.  The most notable of these have been the San Emidio lithium-in-brine property, and the North Big Smoky Lithium-in-brine property (currently under option to Morella Corporation, a related company) both of which are in Nevada.  The Company has also from time to time entered into option agreements with third parties on smaller properties and enlarged the area of these while conducting preliminary exploration studies.  The most notable of these are the BC Sugar flake graphite prospect, and the Yeehaw Titanium/Rare Earth Element prospect, both of which are situated in British Columbia.  The Company maintains small or modest claim positions in what we consider to be the hearts of all these potentially prospective areas.

Effective  April 23,  2014,  we entered  into an  operating  agreement  with All American Resources,  L.L.C. and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada  limited  liability  company  incorporated  on December  12, 2013, wherein we hold 25%, and are active “Managing Members”.  Summa maintains a 100% interest in several fee title mining properties throughout Nevada, all of which sprang out of Howard Hughes’s Hughes Tool Company.  Our company's initial capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological expertise to Summa, LLC.  In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $167,500.  The flagship of the portfolio, the Tonopah mining property was optioned in early 2020, and the Optionee has earned a 100% interest in the property.  Summa still retains a 1% (LTUM’s net share 0.25%) Net Smelter Royalty on the property.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and graphite and other “critical” metals properties in British Columbia.

Our current operational focus is to conduct generative exploration activities in Nevada, and in British Columbia, developing early-stage projects with an eye to joint venturing them, or attracting capital to further explore and possibly develop these properties if results warrant.  To that end in 2024 we staked an 11,067.90-acre (4,479.04 hectare) group of claims in British Columbia which are prospective for Fluorspar mineralization and conducted a first pass geochemical survey there.  The Company is currently reviewing the results from the work done here to date and determining how best to optimize our claim position here, and whether to conduct follow-up work during the field season of 2025.

In December of 2024 the Company staked 3,285.27 acres (1329.51 hectares) of claims in three discrete locales in Southern British Columbia that may be prospective for hosting Antimony mineralization.  The company intends to do initial geological and geochemical investigations in these areas in 2025.

Additionally, the Company staked a 201.34-acre (81.48 hectare) claim covering the geochemically anomalous area discovered at the Three Valley Gap carbonatite hosted Tantalum-Niobium prospect, that was originally part of the 2017 Bormal option, and which had recently come open for the relocation of claims.  The Company is currently reviewing data from past exploration here, researching latest developments on similar nearby properties, and determining what work might be warranted being undertaken here in 2025.

Also in 2024, in a bit of a departure from the Company’s mineral exploration activities, the Company evaluated a number of solar power generation and/or energy storage scenarios focusing on opportunities in the Pacific Northwest.  It is felt that solar PV generation could potentially be a viable path to cash generation with only a modest capital outlay.

In March of 2022 we staked a block of claims in North Big Smoky Valley covering approximately 3400 acres which roughly corresponds to the lands previously held by Lithium Corporation’s former subsidiary Lithium Royalty Corp. in 2016/2017. On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella can earn a 60% interest in the property by paying $65,000 US (done) to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the next four years. Additionally, Morella must incur exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Should they fulfill these obligations they will have earned an undivided 60% interest in the property and may purchase a further 20% interest within 1 year for $750,000 and purchase the remaining 20% interest within the following year for $750,000. Should Morella buy Lithium Corporation’s undivided working interest in the property, the Company will revert to a 2.5 % Net Smelter Royalty interest, ½ of which would be purchasable by Morella for $1,000,000. Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella has concluded a four-hole drilling program, testing for both lithium-in-brine and clay mineralization, where anomalous lithium-in-clay mineralization was discovered, but no lithium-in-brine mineralization was encountered.  Morella is currently up to date with respect to all option obligations here.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili).  Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfillment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company.  The Company had optioned this property off in May 2016, to a company that ultimately merged with American Lithium Corp., and under the terms of the agreement American Lithium could have earned an 80% interest in the property by incurring exploration expenditures, and making share payments over a three year period.  In June 2018 we received notice that American Lithium was relinquishing any further right to earn an interest in the property.  Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property.  In Fall 2022 the Company completed a Controlled Source Audio-Magnetotelluric (CSAMT) survey here and is currently considering next steps with respect to exploring and developing this property.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella common stock (1MC:ASX, Altaf:OTC-QB), and expending $2,000,000 on exploration work over the next four years.  Previously, in 2016 the Company had entered into an option agreement with a company that eventually became American Lithium Corp., who conducted various geochemical and geophysical work on the property and drilled one exploratory borehole.  While American Lithium did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th, 2019.  In the last couple of years Morella has completed two phases of passive seismic and magnetotelluric (MT) surveys and have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2023, and drilling commenced on an exploratory borehole in early October 2023, to the northeast of the playa, proximal to but away from the area of known mineralization.  Only moderate mineralization was encountered in the 2023 drillhole in both clays and brines.  To date Morella is current with all exploration and share payment obligations under the 2021 agreement, however the anniversary cash payment of $150,000 is currently in abeyance as both companies are in discussions trying to determine if there might be a way to optimize our respective holdings or interests in the two prospects that Morella is currently earning-in on.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $3,065,858 as of December 31, 2024. At December 31, 2024 we had working capital of $894,399.  We incurred a net loss of $964,597 for the year ended December 31, 2024. We estimate our average monthly operating expenses to be approximately $45,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 2. Properties

Our corporate head office is located at 1031 Railroad St., Ste 102B, Elko Nevada 89801, our monthly rent is $500 paid to a Rangefront Geological, a related party, which also includes storage space for field gear. We also rent office and storage space in Richland WA in support of our Ti/REE, Graphite, Fluorspar and Antimony prospects in Southern British Columbia, which rent is also $500 per month. Additionally Lithium Corporation owns outright 2.3 acres (five lots) of undeveloped fee-title land in the town of Tonopah, NV.

Mineral Properties

Of our various property interests, we consider the Fish Lake Valley Property to be our material property interest.

Fish Lake Valley Property

Lithium Corp’s flagship property is the Fish Lake Valley Project that is a lithium brine prospect - similar to the salars of Chile & Peru, and more importantly Albemarle’s Silver Peak lithium-in-brine facility in Clayton Valley Nevada, which is only approximately 25 miles to the southeast of our property. For decades Silver Peak has been the only lithium producing facility in North America. Production commenced at Silver Peak in 1966, and they have been producing lithium carbonate from brines on a continuous basis since. Lithium Corp’s Fish Lake Valley Project is in a highly analogous geologic setting and geothermal regime to Clayton Valley.

Fish Lake Valley Project in Esmeralda County, Nevada, west central Nevada USA consists of Lithium Corp’s 100% owned 297 placer claims totaling 10,972 acres (4,440 hectares). The prospect is a lithium/boron/potassium enriched playa (also known as a salar, salt marsh, or salt pan), with the area of greatest interest roughly centered at 417000E 4195550N (WGS 84). approximately 18 miles from the California border.

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

Fish Lake Valley has not had mining production in the most recent three fiscal years although the property was developed as a borate producer in the late 1860’s, with the earliest record of production in 1873. Production by 1875 was in the order of 2 tons (1.814 tonnes) of concentrated borax daily. Operations ceased sometime prior to the 1900’s and there is no record of any further activity or exploration until the 1970’s, when interest in lithium brines was high due to the discovery and eventual development of the Silver Peak deposit in nearby Clayton Valley. During the 1970’s the USGS conducted some lithium focused exploration in the general area and drilled several holes on the periphery of the playa. During the 1980’s US Borax discovered the Cave Springs boron/lithium clay deposits which are several kilometers to the east of the Fish Lake Valley playa. These deposits were called the Borate Hills and were being explored during 2011 by American Lithium Minerals, Inc. in a joint venture with Japan Oil and Gas (JOGMEC). Recently the property has been renamed as the Rhyolite Ridge Lithium-Boron Project that is currently being developed by an Australian explorer, Ioneer Limited.

While Fish Lake Valley has seen sporadic exploration since the 1970’s no modern processing facilities exist in Fish Lake Valley.  The ruins from Francis “Borax” Smith’s Pacific Borax plant on the west side of the playa at Fish Lake Valley dating to the 1870’s are still visible here, as are the dumps, and some scattered equipment from one of his later ventures on the south end of the playa.

The property was originally held under a mining lease purchase agreement dated June 1, 2009, between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Nevada Lithium issued to the vendors $350,000 worth of common stock of our company in eight regular disbursements. All disbursements were made of stock worth a total of $350,000, and claim ownership was transferred to our company.

The geological setting at Fish Lake Valley is highly analogous to the salars of Chile, Bolivia, and Peru, and more importantly Clayton Valley, where Albemarle has its Silver Peak lithium-brine operation. Lithium-enriched Tertiary-era Fish Lake formation rhyolitic tuffs or ash flow tuffs have accumulated in a valley or basinal environment. Over time interstitial formational waters in contact with these tuffs, have become enriched in lithium, boron and potassium which could possibly be economic, and amenable to production by evaporative or direct lithium extraction (DLE) methods.

Access is excellent in Fish Lake Valley with all-weather gravel roads leading to the property from state highways 264, and 265, and maintained dirt roads ring the playa. Power is available approximately 10 miles from the property, and the village of Dyer is approximately 12 miles to the south, while the town of Tonopah, Nevada is approximately 50 miles to the east.  The infrastructure is excellent in the general area of the Fish Lake Valley prospect. Power is available along highway 264 which runs north to south some 8 miles to the west of the property. The capacity of the line is unknown however it does appear on government issued maps as being equal to or greater than 55 kilovolts to the south of the village of Dyer. There are defined geothermal resources around the prospect. Should lithium production be established in the valley it may present an opportunity to the company who originally defined these geothermal resources to continue to the development stage. Abundant fresh water is available in the valley to the south of the northern playa. Most supplies are available in Tonopah which is approximately 75 miles by road from the property. Also, sufficient manpower is available in the region, and some personnel exist locally with training specific to lithium brine processing due to the proximity of the property to Albemarle’s Silver Peak operation. The property does have patchy cell phone service from two different providers. Las Vegas’ Harry Reid International Airport is 249 miles by road to the southeast of the property, while Reno-Tahoe International Airport is 213 miles by road to the northwest, and Elko (which is an important mining supply center) is approximately 334 miles by road from the property. The playa or claim block area should be large enough to accommodate a production facility like that found at Silver Peak, and there are several potential processing plant sites in the area.

Our company completed a number of geochemical and geophysical studies on the property and conducted a short drill program on the periphery of the playa in the fall of 2010. Near-surface brine sampling during the spring of 2011 outlined a boron/lithium/potassium anomaly on the northern portions of the northern playa, that is roughly 1.3 x 2 miles long, which has a smaller higher grade core where lithium mineralization ranges from 100 to 150 mg/L (average 122.5 mg/L), with boron ranging from 1,500 to 2,670 mg/L (average 2,219 mg/L), and potassium from 5,400 to 8,400 mg/L (average 7,030 mg/L). Wet conditions on the playa precluded drilling there in 2011, and for a good portion of 2012, however a window of opportunity presented itself in late fall 2012. In November/December 2012 we conducted a short direct push drill program on the northern end of the playa, wherein a total of 1,240.58 feet (378.09 meters) was drilled in 20 holes at 17 discrete sites, and an area of 3,356 feet (1,023 meters) by 2,776 feet (846 meters) was systematically explored by grid probing. The deepest hole was 81 feet (24.69 meters), and the shallowest hole that produced brine was 34 feet (10.36 meters). The average depth of the holes drilled during the program was 62 feet (18.90 meters).  The program successfully demonstrated that lithium-boron-potassium-enriched brines exist to at least 62 feet (18.9 meters) depth in sandy or silty aquifers that vary from approximately three to ten feet (one to three meters) in thickness. Average lithium, boron and potassium contents of all samples are 47.05 mg/L, 992.7 mg/L, and 0.535% respectively, with lithium values ranging from 7.6 mg/L to 151.3 mg/L, boron ranging from 146 to 2,160.7 mg/L, and potassium ranging from 0.1 to 1.3%. The anomaly outlined by the program is 1,476 by 2,461 feet (450 meters by 750 meters), and is not fully delimited, as the area available for probing was restricted due to soft ground conditions to the east and to the south. A 50 mg/L lithium cutoff is used to define this anomaly and within this zone average lithium, boron and potassium contents are 90.97 mg/L, 1,532.92 mg/L, and 0.88% respectively. On September 3, 2013, we announced that drilling had commenced at Fish Lake Valley. Due to storms and wet conditions in the area that our company had hoped to concentrate on, the playa was not passable, and so the program concentrated on larger step-out drilling well off the playa. This 11-hole, 1,025-foot program did prove that shallow mineralization does not extend much, if at all, past the margins of the playa, as none of the fluids encountered in this program were particularly briny, and returned values of less than 5 mg/L lithium.  Results from the work done in the past by Lithium Corporation has been very positive, and our company believes that the playa at Fish Lake Valley may be conducive to the formation of a “Silver Peak” style lithium brine deposit.

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

Fish Lake Valley does not currently have any Proven, Probable, Measured, Indicated, or Inferred Resources or other quantified Resources.

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

There is no equipment currently on the property as drilling operations are not active now and as earlier mentioned no facilities have been built on the property.

As there is no processing plant or equipment on the property no book value is assigned for processing plants or equipment, and as exploration expenditures are expensed rather than accrued the current book value of the Fish Lake Valley Project as reported on Lithium Corporation’s financial statements is zero.

Since Lithium Corporation’s optioning of the property in 2009 the following work has been conducted on the property:

•	Surficial sediment sampling – 49 grid sediment samples were collected, and a further 32 sediment samples from discrete points on the property in 2009 and early 2010.
•	Preliminary water sampling 2009-10 – 9 water samples collected.
•	Surficial sediment temperature and pH/ORP survey, March 2010.
•	SP gradient surveys on the northern playa March 2010, a total of 8.525-line km surveyed. Also, a 1 km line of long-wire SP surveying was completed on a line where a gradient survey was performed earlier.
•	Gravity survey of the southern playa in May 2010 – an area of approximately 6 km2 was investigated via high-definition gravity. Follow-up surveying was completed in October 2011 and a further 30 stations were read. The northern playa was too wet to access for survey work.
•	Near surface brine and sediment sampling program in March 2011 – 39 brine samples.
•	Gravity survey of the northern playa in August 2011. An abortive attempt was made to survey the northern playa where 22 stations were setup on the periphery. The northern playa was too wet to survey.
•	Direct push drilling program in October 2011, included 41 holes at 25 sites (1080.77 m) a total of 37 samples collected.
•	Direct push drilling program in November 2012, included 19 holes at 17 sites (362.97 m).
•	a total of 19 samples collected.
•	Confirmatory and expanded hand auger drill hole brine sampling by American Lithium Corporation in 2016. A total of 154 samples collected.
•	Geological and Geophysical collaboration between American Lithium Corporation and University of Texas at Dallas, August 2016.
•	Drilling of a deep sonic drill hole (L-16-13A) on the property to the east of the margin of the playa, south of the area of strongest lithium/boron/potassium mineralization in September 2016.
•	Passive Seismic, and Audio Magnetotelluric surveys in 2022 – 24.
•	Brine bench tests to determine amenability to Direct Lithium Extraction technology
•	One RC drillhole proximal to the Northeastern margin of the playa.

Approximately $25 million dollars has been spent on geothermal exploration in the general area (personal communication J. Demonyaz) since the 1980’s, and two deep oil exploration holes were drilled immediately to the west-southwest of the claim area, both of which were not properly plugged and abandoned, and currently flow warm geothermal waters from a known aquifer at about 800-foot depth.  Some of this data exists in the public domain.

Morella currently maintains a BLM issued permit for the drilling of two holes on the Northeast edge of the playa (one of which was drilled in Fall 2023.  These pads are fully compliant with regulations, and a bond has been registered with the BLM to ensure the full remediation of these pads.  There are no known encumbrances on the property, and to our knowledge Morella Corp has not pursued additional permitting for future exploration. Once the next stage of exploration and budgeting has been determined permitting is expected to take no more than 45 days from the time the permit application is submitted to the BLM. Key permit conditions are generally bonding of planned disturbances. No violations or fines are expected or normally incurred at this stage of exploration as long as the operator executes the plan in the Notice of Intent that is submitted to the BLM.

San Emidio Property

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011, and has expanded and contracted over time depending on the state of the lithium carbonate market. Currently the Company holds thirty-five 80-acre Association Placer claims here covering an area of approximately 2,800 acres (1133 hectares). The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

We identified this prospect during 2009, and 2010 through surficial geochemical sampling, and geological interpretation.  The early reconnaissance sampling determined that anomalous values for lithium occur in sediments over a good portion of the playa. Our company conducted near-surface brine sampling in the spring of 2011, and a high resolution gravity geophysical survey in summer/fall 2011. Our company then permitted a seven-hole drilling program with the Bureau of Land Management in late fall 2011, and a direct push drill campaign commenced in early February 2012. Drilling here delineated a narrow elongated shallow brine anomaly which is greater than 2.5 miles length, somewhat distal to the basinal feature outlined by the earlier gravity survey.  The anomaly aligns with the present day topographical low in the valley, which could be the result of extension along a north-easterly trending fault. Two values of over 20 milligrams/liter lithium were obtained from two shallow direct push probe holes located centrally in this brine anomaly.

We drilled this prospect again in late October 2012, further testing the area of the property in the vicinity where prior exploration by our company discovered elevated lithium levels in subsurface brines. During the Fall 2012 program a total of 856 feet (260.89 meters) was drilled at 8 discrete sites. The deepest hole was 160 feet (48.76 meters), and the shallowest hole that produced brine was 90 feet (27.43 meters). The average depth of the seven hole program was 107 feet (32.61 meters). The program better defined the lithium-in-brine anomaly that was discovered in early 2012. This anomaly is approximately 0.6 miles (370 meters) wide at its widest point by more than 2 miles (3 kilometers) long. The peak value seen within the anomaly is 23.7 mg/l lithium, which is 10 to 20 times background levels outside the anomaly. Our company believes that, much like Fish Lake Valley, the playa at San Emidio may be conducive to the formation of a “Silver Peak” style lithium brine deposit, and the recent drilling indicates that the anomaly occurs at or near the intersection of several faults that may have provided the structural setting necessary for the formation of a lithium-in-brine deposit at depth.

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

BC Sugar Flake Graphite Property

On June 6, 2013, we entered into a mining claim sale agreement with Herb Hyder wherein Mr. Hyder agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company’s common stock to Mr. Hyder. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). Since that time the company has let all but what appears to be the most prospective claims lapse, and currently the company holds two titles here for a cumulative total of 152.39 acres (61.67 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks and mineralization in the general area of the BC Sugar prospect are similar to the host rocks in the area of the crystal graphite deposit 55 miles (90 kms) to the southeast that is being mined by Eagle Graphite.

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

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property immediately after the court awarded Summa ownership in 2013, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summa’s title is superior to all other claimants.  The subsequent appeal of this verdict was quashed later in 2018, and there has been no further action on that account.  Summa signed a Letter of Intent on January 14, 2020 with respect to the Tonopah property whereby 1237025 BC Ltd, can earn a 100% interest in the property (subject to a 1.0% Net Smelter Royalty or NSR) by paying $400,000 in cash, issuing $400,000 in shares, and incurring $1.5 million in exploration expenditures in stages over the next 5 years.  The Optionee would also have the right to purchase ¼ of the NSR for $1,500,000, and the future right to purchase a further ¼ of the NSR for $2,500,000. The definitive agreement was signed in March of 2020, and 1237025 BC Ltd subsequently merged with Pinnacle North Gold Corp., who then changed their name to Summa Silver Corp (SSVR).  SSVR actively explored the property in the second half of 2020, drilling roughly 14,000 meters in 29 drill holes.  Additionally more work was performed on the Belmont tailings portion of the project aided by Lithium Corporation personnel, who have been actively promoting and advancing this aspect of the Tonopah holdings since acquisition.  In 2021 SSVR accelerated the earn-in provisions of the option agreement and was transferred a 100% interest in the property.  Summa still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property.

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

This area was subsequently re-staked by Lithium Corporation in March 2022, and on April 29, 2021 we signed a Letter Of Intent (LOI) with an Australian Lithium explorer and developer Altura Mining Limited a related party. Under the formal agreement which was signed in October 2021 Altura (now Morella Corp) can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years. To date Morella is current with all conditions and commitments with respect to the agreement, and has conducted a sediment geochemistry program, and several geophysical surveys on a phased basis on the property.  Drilling was conducted in 2023 with moderate lithium in clay mineralization having been uncovered in the course of the first two-hole program.

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

Lithium Corporation conducted fieldwork on the Michael, and Yeehaw properties during summer 2017.  At Yeehaw a 30 meter wide structure was discovered that is anomalous for titanium and Rare Earth Elements, while soil sampling at Michael detected an anomaly that is greater than 800 meters in length that exhibits increased Tantalum-Niobium plus Rare Earth Element mineralization.  The Company has dropped any further interest in both the Michael and Three Valley Gap properties, and has earned its 100% interest in the Yeehaw property.  Field work on the Yeehaw property in Spring 2018 discovered a further zone of Ti/REE enrichment, and additional work was performed on the property in 2019 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters. The Company is currently in the planning stages for field season 2025.

Property Internal Controls

All material properties the company controls are in exploration stage and the company or its Optionors are not estimating mineral resource or reserves on the company’s properties at this time. The company is a prospect generator and conducts early stage exploration level operations. During prospect generation and regional exploration, the company does not have a formal internal QA/QC program although we do follow chain of custody (CoC) procedures and use accredited assay labs for analysis. Chain of Custody procedures we follow involve the geologist taking the samples oversees the samples personally until that geologist submits the samples to the appropriate accredited laboratory for analysis. Laboratory accreditation is typically ISO certified. ISO certification is a seal of approval from a third party body that a company runs to one of the international standards developed and published by the International Organization for Standardization.

Exploration programs on the company’s material properties are conducted by Optionors. The company does not control the QA/QC procedures instituted by the Optionors and periodically may receive technical updates from Optionors that describe the QA/QC procedures although the company does not have input over the QA/QC procedures used.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and to the best of our knowledge no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2024	$0.039	$0.036
September 30, 2024	$0.055	$0.042
June 30, 2024	$0.048	$0.037
March 31, 2024	$0.04	$0.036
December 31, 2023	$0.091	$0.041
September 30, 2023	$0.1098	$0.060
June 30, 2023	$0.15	$0.090
March 31, 2023	$0.1704	$0.079
December 31, 2022	$0.149	$0.072

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On March 31, 2025, the shareholders’ list showed 16 registered shareholders with 117,892,441 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2024:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	4,100,000	$0.04	7,900,000
Total	4,100,000	$0.04	7,900,000

Convertible Securities

As of December 31, 2024, we had 4,100,000 outstanding options to purchase any shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2024 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2024.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2024.

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

Plan of Operations and Cash Requirements

Cash Requirements

Our current operational focus is to conduct exploration activities on our properties in British Columbia, and the San Emidio, property in Nevada, while generating other energy metals related projects. We expect to review other potential exploration third-party projects from time to time as they are presented to us.

Our net cash from financing activities during the year ended December 31, 2024 was $Nil as compared to $400,260 during the year ended December 31, 2023.  As at December 31, 2024, we had approximately $3,065,858 in cash.

Over the next twelve months (beginning March 1, 2025) we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months
$
General, Administrative Expenses	100,000
Exploration Expenses	200,000
Investor Relations	40,000
Employee and Consultant Compensation	131,000
Equipment	20,000
Travel	10,000
Total	501,000

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

Results of Operations - Twelve Months Ended December 31, 2024 and 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2024 which are included herein.

Our operating results for the twelve months ended December 31, 2024, for the twelve months ended December 31, 2023 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2024	Twelve Month Period Ended December 31, 2023	Change Between Twelve Month Periods Ended December 31, 2024 and December 31, 2023
Revenue	$-	$-	$-
Professional fees	58,453	61,818	(3,365)
Depreciation	7,332	7,332	-
Exploration expenses	181,349	50,334	131,015
Consulting fees – related party	-	127,337	(127,337)
Consulting fees	437,392	288,000	149,392
Transfer agent and filing fees	21,265	32,856	(11,591)
Travel	19,587	7,748	11,839
General and administrative	28,047	35,549	(7,502)
Change in fair value of marketable securities	285,953	199,611	86,342
Other income	(74,781)	(192,392)	117,611
Net loss	$964,597	$618,193	$346,404

Our financial statements report a net loss of $964,597 for the twelve month period ended December 31, 2024 compared to a net loss of $618,193 for the twelve month period ended December 31, 2023. Our losses have increased by $346,404, primarily as a result of an increase in consulting fees both to related parties and non-related parties due to a decrease in stock based compensation.  In addition, the increase in net loss is attributable to an increase in exploration expenses, an increase in changes in fair value of marketable securities and by a decrease in other income.

Our operating expenses for the year ended December 31, 2024 were $753,425 compared to $610,974 for the year ended December 31, 2023. The increase in operating expenses primarily a result of an increase in consulting expenses and an increase in exploration expenses.

Liquidity and Financial Condition

Working Capital

	At December 31, 2024	At December 31, 2023
Current assets	$3,301,075	$4,023,249
Current liabilities	2,406,676	2,225,977
Working capital (deficiency)	$894,399	$1,797,272

Cash Flows

	Year Ended
	December 31
	2024	2023
Net cash (used in) operating activities	$(601,759)	$(430,437)
Net cash provided by (used in) investing activities	-	140,082
Net cash provided by financing activities	-	381,061
Net increase (decrease) in cash during period	$(601,759)	$90,706

Operating Activities

Net cash used in operating activities was $601,759 for the year ended December 31, 2024 compared with net cash used in operating activities of $448,978 in the same period in 2023.

Investing Activities

Net cash provided by investing activities was $Nil for the year ended December 31, 2024 compared to net cash used in investing activities of $ 140,082 in the same period in 2023.

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

Under the terms and subject to the conditions of the Purchase Agreement, the Company had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10,300,000 worth of shares of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the “Commencement Date”). The Company also had the right, but not the obligation to sell to Lincoln Park up to $150,000 of shares of Common Stock on the Commencement Date at the Purchase Price (as defined below).

Under the Purchase Agreement, on any business day over the term of the Purchase Agreement, the Company had the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a “Purchase Notice”) directing Lincoln Park to purchase up to 100,000 shares of Common Stock per business day, which increases to up to 150,000 shares in the event the price of the Company’s Common Stock was not below $0.25 per share; up to 200,000 shares in the event the price of the Company’s Common Stock was not below $0.35 per share and up to 250,000 shares in the event the price of the Company’s Common Stock was not below $0.50 (the “Regular Purchase”) (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase could not exceed $500,000. The Purchase Agreement provided for a purchase price per Purchase Share (the “Purchase Price”) equal to 93% of the lesser of:

●	the lowest sale price of the Company’s Common Stock on the purchase date; and

●

the average of the three lowest closing sale prices for the Company’s Common Stock during the twelve consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submitted a Purchase Notice to Lincoln Park, the Company also had the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an “Accelerated Purchase Notice”) directing Lincoln Park to purchase an amount of stock (the “Accelerated Purchase”) equal to up to the lesser of (i) three times the number of shares of Common Stock purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of the Company’s Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the “Accelerated Purchase Period”). The purchase price per share of Common Stock for each such Accelerated Purchase would be equal to 93% of the lesser of:

●	the volume weighted average price of the Company’s Common Stock during the applicable Accelerated Purchase Period on the applicable Accelerated Purchase Date; and

●	the closing sale price of the Company’s Common Stock on the applicable Accelerated Purchase Date.

Lincoln Park had no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park was obligated to make purchases as the Company directed, subject to certain conditions. There were no upper limits on the price per share that Lincoln Park would have paid for shares of Common Stock.

The Company issued to Lincoln Park 1,375,779 shares of Common Stock as commitment shares in consideration for entering into the Purchase Agreement on the Execution Date.

Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement would depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park had no right to require any sales by the Company but was obliged to make purchases from the Company as it directed in accordance with the Purchase Agreement. Lincoln Park had covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

At the end of the fiscal year on December 31, 2023 the Company had sold in total 20,865,018 common shares to Lincoln Park for gross proceeds of $4,101,888, and there has been no change to this number up to present.  The Company did not use this financing vehicle at all in fiscal year 2024 due to the low share price of the Company’s common stock, and the term of the financing lapsed in spring 2024.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2024, our company had a net loss of $964,597 and has earned no revenues. Our company has suspended funding operations through our financing arrangement with Lincoln Park Capital in early 2024 and that facility was allowed to lapse, however the company has sufficient funds on hand to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2025. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

LITHIUM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lithium Corporation.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation (the Company) as of December 31, 2024 and 2023, and the related statements of operations, statements of stockholders’ deficit, and cash flows for each of the years in the two years period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two years period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

The Woodlands, Texas

March 31, 2025

LITHIUM Corporation

Balance Sheets

ASSETS
	December 31, 2024	December 31, 2023
CURRENT ASSETS
Cash	$3,065,858	$3,667,617
Marketable securities	217,017	332,082
Deposits	700	700
Prepaid expenses	17,500	22,850
Total Current Assets	3,301,075	4,023,249

OTHER ASSETS
Equipment, net of accumulated depreciation	13,654	20,986

TOTAL ASSETS	$3,314,729	$4,044,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,636	$8,386
Accounts payable and accrued liabilities - related party	36,050	26,489
Allowance for optioned properties	2,361,990	2,191,102

TOTAL CURRENT LIABILITIES	2,406,676	2,225,977

TOTAL LIABILITIES	2,406,676	2,225,977

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,948,385	8,948,385
Additional paid in capital - options	1,011,639	957,247
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(9,538,979)	(8,574,382)

TOTAL STOCKHOLDERS' EQUITY	908,053	1,818,258

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,314,729	$4,044,235

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

	Year Ended December 31, 2024	Year Ended December 31, 2023

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	58,453	61,818
Depreciation	7,332	7,332
Exploration expenses	181,349	50,334
Consulting fees - related party	-	127,337
Consulting fees	437,392	288,000
Transfer agent and filing fees	21,265	32,856
Travel	19,587	7,748
General and administrative expenses	28,047	35,549
TOTAL OPERATING EXPENSES	753,425	610,974

LOSS FROM OPERATIONS	(753,425)	(610,974)

OTHER INCOME (EXPENSES)
Gain (Loss) on sale of marketable securities	-	-
Change in fair value of marketable securities	(285,953)	(199,611)
Other income	74,781	75,327
Gain on return of mineral property	-	101,260
Gain (Loss) on sale of marketable securities	-	5,805
Other income - related party	-	10,000
TOTAL OTHER INCOME (EXPENSE)	(211,172)	(7,219)

LOSS BEFORE INCOME TAXES	(964,597)	(618,193)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(964,597)	$(618,193)

Gain on change in fair value of marketable securities	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)	$(964,597)	$(618,193)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	116,108,879

The accompanying notes are an integral part of these financial statements.

LITHIUM Corparation

Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2022	113,692,441	$113,693	$8,571,524	$369,115	$887,910	$(7,956,189)	$1,986,053

Shares issued for cash	4,200,000	4,200	376,861	-	-	-	381,061
Stock based compensation	-	-	-	-	69,337	-	69,337
Net income	-	-	-	-	-	(618,193)	(618,193)

Balance, December 31, 2023	117,892,441	117,893	8,948,385	369,115	957,247	(8,574,382)	1,818,258

Stock based compensation	-	-	-	-	54,392	-	54,392
Net income	-	-	-	-	-	(964,597)	(964,597)

Balance, December 31, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,538,979)	$908,053

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

	Year Ended December 31, 2024	Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(964,597)	$(618,193)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	285,953	199,611
Depreciation	7,332	7,332
Stock based compensation	54,392	69,337
Loss (Gain) on sale of marketable securities	-	(5,805)
(Gain) on return of mineral property	-	(101,260)
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	5,350	14,982
Increase (decrease) in accounts payable and accrued liabilities	9,811	3,559
Net Cash (Used in) Operating Activities	(601,759)	(430,437)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from property agreements	-	125,000
Cash from sale of marketable securities	-	15,082
Purchase of equipment	-	-
Net Cash Provided by Investing Activities	-	140,082

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	-	381,061
Net Cash Provided by Finanicng Activity	-	381,061

Increase (Decrease) in cash	(601,759)	90,706
Cash, beginning of period	3,667,617	3,576,911
Cash, end of period	$3,065,858	$3,667,617

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$170,888	$167,968

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

December 31, 2024

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

Research and Development

Research and development costs are expensed as incurred. During the year ended December 31, 2024 and 2023, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended December 31, 2024 and 2023, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 4,100,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the period ended December 31, 2024.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2024, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $601,759 (2023: $448,978) of cash in operations for the year ended December 31, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2024 and December 31, 2023, respectively:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$3,065,858	$-	$-
Marketable securities	217,017
Total Assets	3,282,875	-	-
Liabilities
Total Liabilities	-	-	-
	$3,282,875	$-	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$3,667,617	$-	$-
Marketable securities	332,082
Total Assets	3,999,699	-	-
Liabilities
Total Liabilities	-	-	-
	$3,999,699	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2023	$332,082
Additions	170,888
Fair value adjustment	(285,953)

Balance, December 31, 2024	$217,017

The Company classifies it’s marketable securities as available for sale.

During the year ended December 31, 2024, the Company received 4,027,983 common shares from a related party with a value of $85,444 related to the option of the Fish Lake Property.

During the year ended December 31, 2024, the Company received 4,027,983 common shares from a related party with a value of $85,444 related to the option of the North Big Smoky Property.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Professional fees	$1,000	$5,500
Other	14,300	15,150
Transfer agent fees	2,200	2,200
Total prepaid expenses	$17,500	$22,850

Note 6 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the year-ended December 31, 2023, we issued 4,400,000 common shares for proceeds of $381,061.

During the year-ended December 31, 2024, the Company did not issue any common shares.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024 (resulting in a stock based compensation expense of $34,827).  As of December 31, 2024 no stock options have been exercised, and none have been exercised up to and including the date of this document.  During the year-ended December 31, 2024, 100,000 stock options were cancelled.

On January 4, 2024, the Company granted 500,000 stock options with an exercise price of $0.04, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $19,565.  Employee share options generally differ from transferable share options in that employees cannot sell their share options.  Accordingly, FASB ASC Topic 718 required that when valuing an employee share option under the Black Scholes Merton framework the fair value of the employee share options be based on the share options expected term rather than the contractual terms.

The fair value of options granted during the years ended December 31, 2024 and 2023 were determined using the Black Scholes method with the following assumptions:

	Year-ended December 31, 2024	Year-ended December 31, 2023
Risk free interest rate	4.0%-4.1%	3.6%-4.1%
Stock volatility factor	90%-98%	95%-101%
Weighted average expected life of options	3.4-5 years	2-4 years
Expected dividend yield	0%	0%

A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,700,000	$0.10	3,700,000	$0.22
Granted	500,000	0.04	-	-
Cancelled	(100,000)	0.04
Repricing	-	(0.06)	-	(0.12)

Outstanding, end of period	4,100,000	$0.04	3,700,000	$0.10

As of December 31, 2024, the intrinsic value of the stock options was approximately $0.  Stock option expense for the year ended December 31, 2024 was $54,392 (2023: $69,337).  As at December 31, 2024, 4,100,000 are exercisable (December 31, 2023: 3,700,000).

The following table summarizes the stock options outstanding at December 31, 2024:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2024	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,600,000	$0.04	May 26, 2027	3,600,000	1.65
January 10, 2024	500,000	$0.04	January 10, 2029	500,000	4.26
Total	4,100,000			4,100,000

Note 8 – Mineral Properties

Fish Lake Valley

On April 29, 2021 we signed a Letter Of Intent (LOI) with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $375,000 and issued 6,250,404 common shares with a fair value of $1,627,075.

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

North Big Smoky

On May 24, 2022 our Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  To date Morella Corporation has paid $65,000 and issued 5,099,650 common shares with a fair value of $294,884.

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

As of December 31, 2024, the Company has received $375,000 and received 6,250,404 common shares with a fair value of $1,627,075 in relation to the letter of intent.  The Company recorded $2,002,075 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The agreement was signed with a purchaser that has a common director as the Company.

North Big Smoky

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  As of December 31, 2024, Morella Corporation has paid $65,000 and our company has received 5,099,650 common shares with a fair value of $294,884.  The Company recorded $359,884 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $318,000 to related parties and non-cash stock option compensation expenses of $Nil to related parties for the year ended December 31, 2024, respectively (2023: $288,000 and $37,280).

The Company paid rent fees totaling $6,000 to related parties for the year ended December 31, 2024 (2023: $6,000).

As at December 31, 2024, the Company had $36,050 owing to related parties.

During the year ended December 31, 2024, the company received $Nil (2023: $10,000) in distributions from Summa, LLC, a Limited Liability Corporation with some shared management.  The Company holds a 25% investment in Summa LLC.  The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the year ended December 31, 2024, the Company received 4,027,983 common shares with a fair value of $85,444 from a related party through common directors in relation to the letter of intent signed in relation to the North Big Smoky Property (December 31, 2023: 20,037,630 common shares with a fair value of $83,984).  See notes 4, 8 and 9.

During the year ended December 31, 2024, the Company received $Nil and 4,027,983 common shares from a related party through common directors with a fair value of $85,444 in relation to the agreement signed in relation to the Fish Lake property (December 31, 2023: $150,000 and 35,226,951 common shares with a fair value of $1,456,407).  See note 4, 8 and 9.

Note 11 – Income Taxes

As of December 31, 2024, the Company had net operating loss carry forwards of approximately $9,538,000 that may be available to reduce future years' taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Federal income tax benefit attributable to:
Current operations	$202,565	$151,085
Less: valuation allowance	(202,565)	(151,085)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (2023: 21%) of significant items comprising our net deferred tax amount is as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$2,024,244	$1,821,679
Less: valuation allowance	(2,024,244)	(1,821,679)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,538,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2024, there were no pending or threatened litigation against the Company.

Note 13 – Segment Information

The Company operates as a single reporting segment engaged in the exploration of its properties. The Chief Operating Decision Makers are the Company's Chief Executive Officer (“CODM”) who evaluates company performance based on Net income (loss), determined in accordance with U.S. GAAP, and other non-financial measures to determine the economic viability of the Company’s exploration properties.  The CODM uses the above measures to assess profitability and guide resource allocations

The CODM conducts monthly financial reviews, focusing on operational efficiency across the Company's operations. Investment decisions, including capital expenditures for exploration and property acquisitions, are made based on expected return on investment and regulatory considerations in the jurisdictions that the Company operates.

The following represents segment information for the Company’s single operating segment, for the periods presented:

Year Ended December 31, 2024
Revenue	$-

Professional fees	58,453
Depreciation	7,332
Exploration	181,349
Consulting	437,392
Transfer agent and filing fees	21,265
Travel	19,587
General and administrative	28,047
Other items	211,172

Loss	$964,597

Note 14 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2024 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2024 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Lewis	President, Treasurer, Secretary and Director	70	August 25, 2009
James Brown	Director	61	December 19, 2012
Brian Goss	Director	46	May 30, 2014

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

Tom Lewis – President, Secretary, Treasurer, Director

Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014 and resumed the positions of President, Chief Financial Officer and Treasurer on February 7, 2017  Mr. Lewis has more than 38 years’ experience in the oil and gas and mineral exploration industries. He has held various positions including project geologist, project manager, senior project geologist, and vice president exploration. He also was an integral member of the development team that explored, and developed the Cortez Hills deposit, and as Project Geologist drilled the first holes into the Goldrush Deposit in Crescent Valley Nevada.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2024, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Nomination Process

As of December 31, 2024, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2024 and 2023; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2024 and 2023, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Tom Lewis(1) President, Treasurer,Secretary, and Director	2024 2023	Nil Nil	Nil Nil	Nil Nil	16,555 Nil	Nil Nil	Nil Nil	270,000(2) 240,000	286,555 240,000(2)
Brian Goss(3) Director, Former President, Treasurer, Secretary	2024 2023	Nil Nil	Nil Nil	Nil Nil	16,555 Nil	Nil Nil	Nil Nil	48,000 48,000	64,555 48,000

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

The following table sets forth a summary of the compensation paid to our non-employee directors in 2024:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Lewis(1)	270,000	Nil	16,555	Nil	Nil	Nil	286,555
James Brown(2)	Nil	Nil	16,555	Nil	Nil	Nil	16,555
Brian Goss(3)	48,000	Nil	16,555	Nil	Nil	Nil	16,555

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2025, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Tom Lewis(2) PO Box 2053 Richland, WA 99352	5,000,000 Common Shares 500,000 Stock Options	4.24% 0.42%
James Brown(3) Apartment Pearl Garden, Unit No. Wp00606 Jl. Jen. Gatot Subroto Kav 5-7 Jakarta 12930 Indonesia	Nil Common Shares 500,000 Stock Options	0% 0.42%
Brian Goss(4) 1031 Railroad Street Suite 102B Elko, NV 89801	Nil Common Shares 500,000 Stock Options	0% 0.42%
Directors and Executive Officers as a Group	5,000,000 Common Shares 1,500,000 Stock Options(5)	4.24% 1.26%
Altura Lithium Pty. Ltd. P.O. Box 4088 Springfield, Qld., 4300 Australia	9,989,076 Common Shares	8.47%

Shareholders Holding Over 5%	9,989,076 Common Shares	12.61%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2025. As of March 31, 2025 there were 117,892,441 shares of our company’s common stock issued and outstanding.

(2)

Tom Lewis acted as president, treasurer, secretary and director of our company since August 25, 2009. Mr. Lewis resigned as president, treasurer and secretary of our company on August 13, 2014. Mr. Lewis resumed his positions as president, Chief Financial Officer and treasurer on February 7, 2017.

(3)	James Brown was appointed as a director of our company on December 19, 2012.
(4)

Mr. Goss has acted as a director of our company since May 30, 2014 and was appointed as president, treasurer and secretary of our company on August 13, 2014. Mr. Goss resigned as president, treasurer and secretary on February 7, 2017, but remained as a director of our company, and is currently VP of Corporate Development.

(5)	Stock options are exercisable at $0.04 per option and expire on May 26, 2027.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees	$14,500	$15,000
Audit Related Fees	Nil	Nil
Tax Fees	$2,500	$2,500
All Other Fees	$15,400	$13,500
Total	$32,400	$31,000

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

LITHIUM CORPORATION
(Registrant)
Dated: April 2, 2025	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2025	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 2, 2025	/s/ Brian Goss
Brian Goss
Director
Dated: April 2, 2025	/s/ James Brown
James Brown
Director

