Form 10-Q
period 2025-03-31
Lithium Corp
filed 2025-05-15
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of May 14, 2025

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	March 31, 2025 (unaudited)	December 31, 2024
CURRENT ASSETS
Cash	$2,927,247	$3,065,858
Marketable securities	136,586	217,017
Deposits	700	700
Prepaid expenses	13,375	17,500
Total Current Assets	3,077,908	3,301,075

OTHER ASSETS
Equipment, net of accumulated depreciation	11,821	13,654

TOTAL ASSETS	$3,089,729	$3,314,729

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,118	$8,636
Accounts payable and accrued liabilities - related party	29,491	36,050
Allowance for optioned properties	2,361,990	2,361,990

TOTAL CURRENT LIABILITIES	2,405,599	2,406,676

TOTAL LIABILITIES	2,405,599	2,406,676

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,948,385	8,948,385
Additional paid in capital - options	1,011,639	1,011,639
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(9,762,902)	(9,538,979)

TOTAL STOCKHOLDERS' EQUITY	684,130	908,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,089,729	$3,314,729
	-
The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	33,449	23,838
Depreciation	1,833	1,833
Exploration expenses	648	49,557
Consulting fees - related party	93,000	72,000
Consulting fees	18,000	69,392
Transfer agent and filing fees	4,450	5,025
Travel	314	9,873
General and administrative expenses	6,125	5,970
TOTAL OPERATING EXPENSES	157,819	237,488

LOSS FROM OPERATIONS	(157,819)	(237,488)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(80,431)	(104,326)
Other income	14,327	19,130
TOTAL OTHER INCOME (EXPENSE)	(66,104)	(85,196)

LOSS BEFORE INCOME TAXES	(223,923)	(322,684)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(223,923)	$(322,684)

Gain on change in fair value of marketable securities	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)	$(223,923)	$(322,684)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	117,892,441

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2023	117,892,441	$117,893	$8,948,385	$369,115	$957,247	$(8,574,382)	$1,818,258

Stock based compensation	-	-	-	-	54,392	-	54,392
Net income	-	-	-	-	-	(322,684)	(322,684)

Balance, March 31, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(8,574,382)	$1,872,650

Balance, December 31, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,538,979)	$908,053

Net income	-	-	-	-	-	(223,923)	(223,923)

Balance, March 31, 2025	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,762,902)	$684,130

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(223,923)	$(322,684)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	80,431	104,326
Depreciation	1,833	1,833
Stock based compensation	-	54,392
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	4,125	10,200
Increase (decrease) in accounts payable and accrued liabilities	(1,077)	23,990
Net Cash (Used in) Operating Activities	(138,611)	(127,943)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from property agreements	-	-
Cash from sale of marketable securities	-	-
Purchase of equipment	-	-
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITY:
Shares issued for cash	-	-
Net Cash Provided by Financing Activity	-	-

Increase (Decrease) in cash	(138,611)	(127,943)
Cash, beginning of period	3,065,858	3,667,617
Cash, end of period	$2,927,247	$3,539,674

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

March 31, 2025

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

Research and Development

Research and development costs are expensed as incurred. During the three months ended March 31, 2025 and 2024, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2025 and 2024, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 4,100,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the period ended March 31, 2025.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2025, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used 138,611 (2024: $127,943) of cash in operations for the three months ended March 31, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2025 and December 31, 2024, respectively:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$2,927,247	$-	$-
Marketable securities	136,586
Total Assets	3,063,833	-	-
Liabilities
Total Liabilities	-	-	-
	$3,063,833	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$3,065,858	$-	$-
Marketable securities	217,017
Total Assets	3,282,875	-	-
Liabilities
Total Liabilities	-	-	-
	$3,282,875	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2024	$217,017
Fair value adjustment	(80,431)

Balance, March 31, 2025	$136,586

The Company classifies it’s marketable securities as available for sale.

During the three months ended March 31, 2025, there were no receipts or sales of marketable securities.

During the year ended December 31, 2024, the Company received 4,027,983 common shares from a related party with a value of $85,444 related to the option of the Fish Lake Property.

During the year ended December 31, 2024, the Company received 4,027,983 common shares from a related party with a value of $85,444 related to the option of the North Big Smoky Property.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2024	December 31, 2024
Professional fees	$-	$1,000
Other	11,725	14,300
Transfer agent fees	1,650	2,200
Total prepaid expenses	$13,375	$17,500

Note 6 – Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the three months ended March 31, 2025, the Company did not issue any common shares.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024 (resulting in a stock based compensation expense of $34,827).  As of March 31, 2025 no stock options have been exercised, and none have been exercised up to and including the date of this document.

The fair value of options granted during the three months ended March 31, 2024 were determined using the Black Scholes method with the following assumptions:

Three Months Ended March 31, 2024
Risk free interest rate	4.0%
Stock volatility factor	98%
Weighted average expected life of options	5 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Period Ended March 31, 2025		Period Ended March 31, 2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,100,000	$0.10	3,700,000	$0.22
Granted	-	-	500,000	0.04
Repricing	-	(0.06)	-	(0.06)

Outstanding, end of period	4,100,000	$0.04	4,200,000	$0.04

As of March 31, 2025, the intrinsic value of the stock options was approximately $0.  Stock option expense for the three months ended March 31, 2025 was $0 (2024: $54,392).  As at March 31, 2025, 4,100,000 are exercisable (December 31, 2024: 4,100,000).

The following table summarizes the stock options outstanding at March 31, 2025:

Issue Date	Number	Price	Expiry Date	Outstanding at March 31, 2025	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,600,000	$0.04	May 26, 2027	3,600,000	2.15
January 10, 2024	500,000	$0.04	January 10, 2029	500,000	4.01

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

San Emidio

On September 16th, 2021, Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada.  Surge paid Lithium Corporation $50,000 and issued 200,000 common shares valued at $51,260 on signing the agreement but relinquished all interest in the agreement and the property, so no further funds or shares were issued under the terms of the agreement

North Big Smoky

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

As of March 31, 2025, the Company has received $375,000 and received 6,250,404 common shares with a fair value of $1,627,075 in relation to the letter of intent.  The Company recorded $2,002,075 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The agreement was signed with a purchaser that has a common director as the Company.

North Big Smoky

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.  As of March 31, 2025, Morella Corporation has paid $65,000 and our company has received 5,099,650 common shares with a fair value of $294,884.  The Company recorded $359,884 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $93,000 to related parties to related parties for the three months ended March 31, 2025 (2024: $72,000).

The Company paid rent fees totaling $1,500 to related parties for the three months ended March 31, 2025 (2024: $1,500).

As at March 31, 2025, the Company had $32,844 (December 31, 2024: $36,050) owing to related parties.

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

Note 12 – Segment Information

The Company operates as a single reporting segment engaged in the exploration of its properties. The Chief Operating Decision Makers are the Company's Chief Executive Officer (“CODM”) who evaluates company performance based on Net income (loss), determined in accordance with U.S. GAAP, and other non-financial measures to determine the economic viability of the Company’s exploration properties.  Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.  The CODM uses the above measures to assess profitability and guide resource allocations

The CODM conducts monthly financial reviews, focusing on operational efficiency across the Company's operations. Investment decisions, including capital expenditures for exploration and property acquisitions, are made based on expected return on investment and regulatory considerations in the jurisdictions that the Company operates.

The following represents segment information for the Company’s single operating segment, for the periods presented:

Three Months Ended March 31, 2025
Revenue	$-

Professional fees	33,449
Depreciation	1,833
Exploration	648
Consulting fees – related party	93,000
Consulting fees	18,000
Transfer agent and filing fees	4,450
Travel	314
General and administrative	6,125
Other items	66,104

Loss	$223,923

Note 13 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2025 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

Effective April 23 2014, we entered into an operating agreement with All American Resources, L.L.C. and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12 2013, wherein we hold 25%, and are active “Managing Members”. Summa maintains a 100% interest in several fee title mining properties throughout Nevada, all of which sprang out of Howard Hughes’s Hughes Tool Company. Our company's initial capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological expertise to Summa, LLC. In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $167,500. The flagship of the Summa portfolio, the Tonopah mining property was optioned in early 2020, and the Optionee has earned 100% interest in the property. Summa still retains 1% (LTUM’s net share 0.25%) Net Smelter Royalty on the property.

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
T1N, R36E
T1S, R36E
T1N, R37E
T1S, R37E
VALLEY
VALLEY
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

As there is no plant or other mineral processing equipment on the property and as such no book value is assigned for processing plants or equipment, and as exploration expenditures are expensed rather than accrued the current book value of the Fish Lake Valley Project as reported on Lithium Corporation’s financial statements is zero.

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

Approximately $25 million dollars has been spent on geothermal exploration in the general area (personal communication J. Demonyaz) since the 1980’s, and in the early decades of the 1900’s two deep oil exploration holes were drilled immediately to the west-southwest of the claim area, both of which were not properly plugged and abandoned, and currently flow warm geothermal waters from a known aquifer at about 800-foot depth. Some of this data exists in the public domain.

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

We drilled this prospect again in late October 2012, further testing the area of the property in the vicinity where prior exploration by our company discovered elevated lithium levels in subsurface brines. During the Fall 2012 program a total of 856 feet (260.89 meters) was drilled at 8 discrete sites. The deepest hole was 160 feet (48.76 meters), and the shallowest hole that produced brine was 90 feet (27.43 meters). The average depth of the seven hole program was 107 feet (32.61 meters). The program better defined the lithium-in-brine anomaly that was discovered in early 2012. This anomaly is approximately 0.6 miles (370 meters) wide at its widest point by more than 2 miles (3 kilometers) long. The peak value seen within the anomaly is 23.7 mg/l lithium, which is 10 to 20 times background levels outside the anomaly. Our company believes that much like Fish Lake Valley, the playa at San Emidio may be conducive to the formation of a “Silver Peak” style lithium brine deposit, and the recent drilling indicates that the anomaly occurs at or near the intersection of several faults that may have provided the structural setting necessary for the formation of a lithium-in-brine deposit at depth.

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

BC Sugar Flake Graphite Property

On June 6, 2013, we entered into a mining claim sale agreement the owner agreed to sell to our company a 50.829 acre (20.57 hectare) claim located in the Cherryville area of British Columbia. As consideration for the purchase of the property, we issued 250,000 shares of our company’s common stock to the owner. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure to approximately 19,816 acres (8,020 hectares). Since that time the company has let all but what appears to be the most prospective claims lapse, and currently the company holds two titles here for a cumulative total of 152.39 acres (61.67 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks and mineralization in the general area of the BC Sugar prospect are similar to the host rocks in the area of the crystal graphite deposit 55 miles (90 kms) to the southeast that has been mined intermittently since the early 2000’s by Eagle Graphite.

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

British Columbia Properties

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

Additionally our company continues its generative program exploring for new deposits of next generation battery or Tech related materials.

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

We had net loss of $145,808 for the three month period ended March 31, 2025, which was $176,876 less than the net loss of $322,684 for the three month period ended March 31, 2024. The change in our results over the two periods is primarily the result of an decrease in consulting fees, exploration expense and change in fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change Between Three Month Period Ended March 31, 2025 and March 31, 2024
Professional fees	$33,449	$23,838	$9,611
Depreciation	1,833	1,833	-
Exploration expenses	648	49,557	(48,909)
Consulting fees – related party	93,000	72,000	21,000
Consulting fees	18,000	69,392	(51,392)
Transfer agent and filing fees	4,450	5,025	(575)
Travel	314	9,873	(9,559)
General and administrative	6,125	5,970	155
Other loss (income)	66,104	85,196	19,092
Net loss (income)	$223,923	$322,684	$98,761

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2025 reflects current assets of $3,077,908. We had cash in the amount of $2,927,247 and working capital in the amount of $672,309 as of March 31, 2025. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At March 31, 2025	At December 31, 2024
Current assets	$3,077,908	$3,301,075
Current liabilities	2,405,599	2,406,676
Working capital	$672,309	$894,399

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2025	2024
Net cash (used in) operating activities	$(138,611)	$(127,943)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$(138,611)	$(127,943)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 was $138,611, an increase of $10,668 from the $127,943 net cash outflow during the three months ended March 31, 2024.

Investing Activities

The Company did not have investing activities in the current and comparative periods.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025 was $Nil as compared to $Nil  in cash provided by financing activities during the three months ended March 31, 2024.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$471,000
Exploration expenses	200,000
Travel	30,000
Total	$701,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $4,500 per month.   Due to our current cash position of approximately $2,927,000 as of March 31, 2025, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended March 31, 2025 and 2024.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31, 2025 and 2024, respectively.

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

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM CORPORATION
(Registrant)

Dated: May 15, 2025	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

