Form 10-Q
period 2025-06-30
Lithium Corp
filed 2025-08-14
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of August 14, 2025

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended June 30, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	June 30, 2025	December 31, 2024
CURRENT ASSETS	(unaudited)
Cash	$2,805,421	$3,065,858
Marketable securities	118,238	217,017
Deposits	700	700
Prepaid expenses	9,948	17,500
Total Current Assets	2,934,307	3,301,075

OTHER ASSETS
Equipment, net of accumulated depreciation	9,988	13,654

TOTAL ASSETS	$2,944,295	$3,314,729

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,807	$8,636
Accounts payable and accrued liabilities - related party	46,213	36,050
Allowance for optioned properties	2,361,990	2,361,990

TOTAL CURRENT LIABILITIES	2,416,010	2,406,676

TOTAL LIABILITIES	2,416,010	2,406,676

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,948,385	8,948,385
Additional paid in capital - options	1,011,639	1,011,639
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(9,918,747)	(9,538,979)

TOTAL STOCKHOLDERS' EQUITY	528,285	908,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,944,295	$3,314,729

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Operations
(unaudited)
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	9,175	12,138	42,624	35,976
Depreciation	1,833	1,833	3,666	3,666
Exploration expenses	11,132	55,475	11,780	105,032
Consulting fees - related party	97,000	72,000	190,000	144,000
Consulting fees	18,000	15,000	36,000	84,392
Transfer agent and filing fees	6,449	6,138	10,899	11,163
Travel	1,533	3,333	1,847	13,206
General and administrative expenses	6,940	11,749	13,065	17,719
TOTAL OPERATING EXPENSES	152,062	177,666	309,881	415,154

LOSS FROM OPERATIONS	(152,062)	(177,666)	(309,881)	(415,154)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(18,348)	(52,695)	(98,779)	(157,021)
Other income	14,565	19,270	28,892	38,400
TOTAL OTHER INCOME (EXPENSE)	(3,783)	(33,425)	(69,887)	(118,621)

LOSS BEFORE INCOME TAXES	(155,845)	(211,091)	(379,768)	(533,775)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(155,845)	$(211,091)	$(379,768)	$(533,775)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	117,892,441	117,892,441	117,892,441

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2023	117,892,441	$117,893	$8,948,385	$369,115	$957,247	$(8,574,382)	$1,818,258

Stock based compensation	-	-	-	-	54,392	-	54,392
Net income	-	-	-	-	-	(322,684)	(322,684)

Balance, March 31, 2024	117,892,441	117,893	8,948,385	369,115	1,011,639	(8,897,066)	1,549,966

Net income	-	-	-	-	-	(211,091)	(211,091)

Balance, June 30, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,108,157)	$1,338,875

Balance, December 31, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,538,979)	$908,053

Net income	-	-	-	-	-	(223,923)	(223,923)

Balance, March 31, 2025	117,892,441	117,893	8,948,385	369,115	1,011,639	(9,762,902)	684,130

Net income	-	-	-	-	-	(155,845)	(155,845)

Balance, June 30, 2025	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,918,747)	$528,285

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(379,768)	$(533,775)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	98,779	157,021
Depreciation	3,666	3,666
Stock based compensation	-	54,392
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	7,552	14,500
Increase (decrease) in accounts payable and accrued liabilities	9,334	27,183
Net Cash (Used in) Operating Activities	(260,437)	(277,013)

Increase (Decrease) in cash	(260,437)	(277,013)
Cash, beginning of period	3,065,858	3,667,617
Cash, end of period	$2,805,421	$3,390,604

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

June 30, 2025

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

Research and Development

Research and development costs are expensed as incurred. During the three and six months ended June 30, 2025 and 2024, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the three and six months ended June 30, 2025 and 2024, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 4,100,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the period ended June 30, 2025.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2025, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $260,437 (2024: $277,013) of cash in operations for the six months ended June 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2025 and December 31, 2024, respectively:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$2,805,421	$-	$-
Marketable securities	118,238
Total Assets	2,923,659	-	-
Liabilities
Total Liabilities	-	-	-
	$2,923,659	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$3,065,858	$-	$-
Marketable securities	217,017
Total Assets	3,282,875	-	-
Liabilities
Total Liabilities	-	-	-
	$3,282,875	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2024	$217,017
Fair value adjustment	(98,779)

Balance, June 30, 2025	$118,238

The Company classifies it’s marketable securities as available for sale.

During the six months ended June 30, 2025, there were no receipts or sales of marketable securities.

During the year ended December 31, 2024, the Company received 4,027,983 common shares from a related party with a value of $85,444 related to the option of the Fish Lake Property.

During the year ended December 31, 2024, the Company received 4,027,983 common shares from a related party with a value of $85,444 related to the option of the North Big Smoky Property.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Professional fees	$-	$1,000
Other	8,848	14,300
Transfer agent fees	1,100	2,200
Total prepaid expenses	$9,948	$17,500

Note 6 – Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the six months ended June 30, 2025, the Company did not issue any common shares.

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

The fair value of options granted during the six months ended June 30, 2024 were determined using the Black Scholes method with the following assumptions:

Six Months Ended June 30, 2024
Risk free interest rate	4.0%
Stock volatility factor	98%
Weighted average expected life of options	5 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Period Ended June 30, 2025		Period Ended June 30, 2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,100,000	$0.10	3,700,000	$0.22
Granted	-	-	500,000	0.04
Repricing	-	(0.06)	-	(0.06)

Outstanding, end of period	4,100,000	$0.04	4,200,000	$0.04

As of June 30, 2025, the intrinsic value of the stock options was approximately $0.  Stock option expense for the three and six months ended June 30, 2025 was $0 and $0 (2024: $54,392 and $54,392).  As at June 30, 2025, 4,100,000 are exercisable (December 31, 2024: 4,100,000).

The following table summarizes the stock options outstanding at June 30, 2025:

Issue Date	Number	Price	Expiry Date	Outstanding at March 31, 2025	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,600,000	$0.04	May 26, 2027	3,600,000	2.15
January 10, 2024	500,000	$0.04	January 10, 2029	500.000	4.01

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

As of June 30, 2025, the Company has received $375,000 and received 6,250,404 common shares with a fair value of $1,627,075 in relation to the letter of intent. The Company recorded $2,002,075 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of June 30, 2025, Morella Corporation has paid $65,000 and our company has received 5,099,650 common shares with a fair value of $294,884. The Company recorded $359,884 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $97,000 and $190,000 to related parties for the three and six months ended June 30, 2025, respectively (2024: $72,000 and $144,000).

The Company paid rent fees totaling $1,500 and $3,000 to related parties for the three and six months ended June 30, 2025 (2024: $1,500 and $3,000).

As at June 30, 2025, the Company had $46,213 (December 31, 2024: $36,050) owing to related parties.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2025, there were no pending or threatened litigation against the Company.

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

The following represents segment information for the Company’s single operating segment, for the periods presented:

Six Months Ended June 30, 2025
Revenue	$-

Professional fees	42,624
Depreciation	3,666
Exploration	11,780
Consulting fees – related party	190,000
Consulting fees	36,000
Transfer agent and filing fees	10,899
Travel	1,847
General and administrative	13,065
Other items	69,887

Loss	$379,768

Note 14 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2025 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and graphite and other “critical” metals properties in British Columbia, although a BC Supreme Court decision in 2024 mandating Indigenous approval of all new claims and work to be done on claims might affect our ability to explore and judiciously advance properties in that Province.

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

In December of 2024 the Company staked 3,285.27 acres (1,329.51 hectares) of claims in three discrete locales in Southern British Columbia that may be prospective for hosting Antimony mineralization. The company is conducting initial geological and geochemical investigations in these areas in 2025.

Additionally, the Company staked a 201.34-acre (81.48 hectare) claim covering the geochemically anomalous area discovered at the Three Valley Gap carbonatite hosted Tantalum-Niobium prospect, that was originally part of the 2017 Bormal option, and which had recently come open for the relocation of claims. The Company is currently reviewing data from past exploration here, researching latest developments on similar nearby properties, and determining what work might be warranted being undertaken here as well as all our British Columbia properties in 2025, given the Supreme Court decision mentioned above.

During the most recent quarter the Company has initiated a generative program along the path of the “Yellowstone Hot Spot”, evaluating possible Lithium Clay mineralization opportunities here, along a feature that if not causal, is at least spatially related to both the Kings Valley and Nevada North Lithium deposits.

Also in 2024, in a bit of a departure from the Company’s mineral exploration activities, the Company evaluated a number of solar power generation and/or energy storage scenarios focusing on opportunities in the Pacific Northwest. It is felt that solar PV generation could potentially be a viable path to cash generation with only a modest capital outlay, and could at the very least be a decent adjunct to the Company’s activities.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella can earn a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella common stock (1MC:ASX, Altaf:OTC-QB), and expending $2,000,000 on exploration work over the next four years. Previously, in 2016 the Company had entered into an option agreement with a company that eventually became American Lithium Corp., who conducted various geochemical and geophysical work on the property and drilled one exploratory borehole. While American Lithium did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th, 2019. In the last couple of years Morella has completed two phases of passive seismic and magnetotelluric (MT) surveys and have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2023, and drilling commenced on an exploratory borehole in early October 2023, to the northeast of the playa, proximal to but away from the area of known mineralization. Only moderate mineralization was encountered in the 2023 drillhole in both clays and brines. To date Morella is current with all exploration and share payment obligations under the 2021 agreement, however the 2024 anniversary cash payment of $150,000 is currently in abeyance as both companies are in discussions trying to determine if there might be a way to optimize our respective holdings or interests in the two prospects that Morella is currently earning-in on.

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

In addition to the cash and share payments under the Option Agreement, Morella is to perform exploration and development work on the property in the value of:

Year 1: $200,000

Year 2: $400,000

Year 3: $600,000

Year 4: $800,000

Under the Option Agreement Morella is the operator of the Fish Lake Valley Project and is responsible for all exploration efforts. The Fish Lake Valley Project is an early-stage exploration property and is currently permitted under a BLM Notice of Intent (NOI) level permit. This permit limits surface disturbance to 5 acres or less.

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

We identified this prospect during 2009 and 2010 through surficial geochemical sampling, and geological interpretation. The early reconnaissance sampling determined that anomalous values for lithium occur in sediments over a good portion of the playa. Our company conducted near-surface brine sampling in the spring of 2011, and a gravity geophysical survey in summer/fall 2011. Our company then permitted a seven-hole drilling program with the Bureau of Land Management in late fall 2011, and a direct push drill campaign commenced in early February 2012. Drilling here delineated a narrow elongated shallow brine anomaly which is greater than 2.5 miles length, somewhat distal to the basinal feature outlined by the earlier gravity survey. The anomaly aligns with the present day topographical low in the valley, which could be the result of extension along a north-easterly trending fault. Two values of over 20 milligrams/liter lithium were obtained from two shallow direct push probe holes located centrally in this brine anomaly.

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

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge may earn an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfillment of these commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company. Surge completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property. In Fall 2022 the Company completed a Controlled Source Audio-Magnetotelluric (CSAMT) survey on the property and is currently actively searching for a Joint Venture Partner for this prospect.

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

The Company revised its trenching permit in 2017 and conducted a program of 12 mechanized test pits in May 2018. This work was done in an area ranging from 1 to 1.5 kilometers to the east of the Weather Station Zone in a zone of numerous discrete conductors detected during the 2015 FDEM geophysical survey. Three of these pits intercepted weathered weak to moderately mineralized graphitic material with the best assay being 2.62% graphitic, carbon, and six test pits bottomed in non-mineralized bedrock. The remaining three did not reach bedrock or intercept graphitic material prior to reaching the maximum digging capability of the excavating equipment used. The Company had reduced its acreage holdings here to approximately 203 acres (82 hectares) to facilitate applying 5 years assessment credit to the most prospective area of the property, and had placed it on the “back burner” in favor of developing other prospects. The Company is currently in the planning stages with respect to the work to be done on these prospects this fall.

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

Other British Columbia Properties

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

The Company recently determined that the Three Valley Gap area had come open for acquisition, and staked a small block of claims covering any mineralization found to date, and we are currently determining what work might be performed on these properties this year.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

We had net loss of $155,845 for the three month period ended June 30, 2025, which was $55,246 less than the net loss of $211,091 for the three month period ended June 30, 2024. The change in our results over the two periods is primarily the result of a decrease in exploration expense and change in fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change Between Three Month Period Ended June 30, 2025 and June 30, 2024
Professional fees	$9,175	$12,138	$(2,963)
Depreciation	1,833	1,833	-
Exploration expenses	11,132	55,475	(44,343)
Consulting fees – related party	97,000	72,000	25,000
Consulting fees	18,000	15,000	3,000
Transfer agent and filing fees	6,449	6,138	311
Travel	1,533	3,333	(1,800)
General and administrative	6,940	11,749	(4,809)
Other loss (income)	3,783	33,425	(29,642)
Net loss (income)	$155,845	$211,091	$(55,246)

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

We had net loss of $379,768 for the six month period ended June 30, 2025, which was $154,007 less than the net loss of $533,775 for the six month period ended June 30, 2024. The change in our results over the two periods is primarily the result of a decrease in exploration expense and change in fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change Between Six Month Period Ended June 30, 2025 and June 30, 2024
Professional fees	$42,624	$35,976	$6,648
Depreciation	3,666	3,666	-
Exploration expenses	11,780	105,032	(93,252)
Consulting fees – related party	190,000	144,000	46,000
Consulting fees	36,000	84,392	(48,392)
Transfer agent and filing fees	10,899	11,163	(264)
Travel	1,847	13,206	(11,359)
General and administrative	13,065	17,719	(4,654)
Other loss (income)	69,887	118,621	(48,734)
Net loss (income)	$379,768	$533,775	$(154,007)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2025 reflects current assets of $2,934,307. We had cash in the amount of $2,805,421 and working capital in the amount of $518,297 as of June 30, 2025. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2025	At December 31, 2024
Current assets	$2,934,307	$3,301,075
Current liabilities	(2,416,010)	(2,406,676)
Working capital	$518,297	$894,399

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2025	2024
Net cash (used in) operating activities	$(260,437)	$(277,013)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$(260,437)	$(277,013)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 was $260,437, an decrease of $16,576 from the $277,013 net cash outflow during the six months ended June 30, 2024.

Investing Activities

The Company did not have investing activities in the current and comparative periods.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2025 was $Nil as compared to $Nil in cash provided by financing activities during the six months ended June 30, 2024.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$471,000
Exploration expenses	200,000
Travel	30,000
Total	$701,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $50,000 per month. Due to our current cash position of approximately $2,805,421 as of June 30, 2025, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended June 30, 2025 and 2024.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2025 and 2024, respectively.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

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

LITHIUM CORPORATION
(Registrant)

Dated: August 14, 2025	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

