Form 10-Q
period 2025-09-30
Lithium Corp
filed 2025-11-14
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of November 14, 2025

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three-month period ended September 30, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation

Balance Sheets

ASSETS
	September 30, 2025 (unaudited)	December 31, 2024
CURRENT ASSETS
Cash	$2,648,380	$3,065,858
Marketable securities	179,767	217,017
Deposits	700	700
Prepaid expenses	7,198	17,500
Total Current Assets	2,836,045	3,301,075

OTHER ASSETS
Equipment, net of accumulated depreciation	8,155	13,654

TOTAL ASSETS	$2,844,200	$3,314,729

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,364	$8,636
Accounts payable and accrued liabilities - related party	44,080	36,050
Allowance for optioned properties	2,361,990	2,361,990

TOTAL CURRENT LIABILITIES	2,409,434	2,406,676

TOTAL LIABILITIES	2,409,434	2,406,676

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,948,385	8,948,385
Additional paid in capital - options	1,011,639	1,011,639
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(10,012,266)	(9,538,979)

TOTAL STOCKHOLDERS' EQUITY	434,766	908,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,844,200	$3,314,729

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

(unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	14,281	11,347	56,905	47,323
Depreciation	1,833	1,833	5,499	5,499
Exploration expenses	20,708	69,792	32,488	174,824
Consulting fees - related party	102,000	87,000	292,000	231,000
Consulting fees	17,000	17,000	53,000	101,392
Transfer agent and filing fees	5,751	5,128	16,650	16,291
Travel	1,963	3,935	3,810	17,141
General and administrative expenses	5,026	5,253	18,091	22,972
TOTAL OPERATING EXPENSES	168,562	201,288	478,443	616,442

LOSS FROM OPERATIONS	(168,562)	(201,288)	(478,443)	(616,442)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	61,529	(97,448)	(37,250)	(254,469)
Other income	13,514	19,628	42,406	58,028
TOTAL OTHER INCOME (EXPENSE)	75,043	(77,820)	5,156	(196,441)

INCOME (LOSS) BEFORE INCOME TAXES	(93,519)	(279,108)	(473,287)	(812,883)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(93,519)	$(279,108)	$(473,287)	$(812,883)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	117,892,441	117,892,441	117,892,441

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2023	117,892,441	$117,893	$8,948,385	$369,115	$957,247	$(8,574,382)	$1,818,258

Stock based compensation	-	-	-	-	54,392	-	54,392
Net income	-	-	-	-	-	(322,684)	(322,684)

Balance, March 31, 2024	117,892,441	117,893	8,948,385	369,115	1,011,639	(8,897,066)	1,549,966

Net income	-	-	-	-	-	(211,091)	(211,091)

Balance, June 30, 2024	117,892,441	117,893	8,948,385	369,115	1,011,639	(9,108,157)	1,338,875

Net income	-	-	-	-	-	(279,108)	(279,108)

Balance, September 30, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,387,265)	$1,059,767

Balance, December 31, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,538,979)	$908,053

Net income	-	-	-	-	-	(223,923)	(223,923)

Balance, March 31, 2025	117,892,441	117,893	8,948,385	369,115	1,011,639	(9,762,902)	684,130

Net income	-	-	-	-	-	(155,845)	(155,845)

Balance, June 30, 2025	117,892,441	117,893	8,948,385	369,115	1,011,639	(9,918,747)	528,285

Net income	-	-	-	-	-	(93,519)	(93,519)

Balance, September 30, 2025	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(10,012,266)	$434,766

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(473,287)	$(812,883)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	37,250	254,469
Depreciation	5,499	5,499
Gain on sale of mineral property	-	-
Stock based compensation	-	54,392
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	10,302	18,800
Increase (decrease) in accounts payable and accrued liabilities	2,758	7,705
Net Cash (Used in) Operating Activities	(417,478)	(472,018)

Increase (Decrease) in cash	(417,478)	(472,018)
Cash, beginning of period	3,065,858	3,667,617
Cash, end of period	$2,648,380	$3,195,599

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

September 30, 2025

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

Research and Development

Research and development costs are expensed as incurred. During the three and nine months ended September 30, 2025 and 2024, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the three and nine months ended September 30, 2025 and 2024, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 4,100,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the period ended September 30, 2025.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2025 and 2024, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $417,478 (2024: $472,018) of cash in operations for the nine months ended September 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2025 and December 31, 2024, respectively:

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$2,648,380	$-	$-
Marketable securities	179,767
Total Assets	2,828,147	-	-
Liabilities
Total Liabilities	-	-	-
	$2,828,147	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$3,065,858	$-	$-
Marketable securities	217,017
Total Assets	3,282,875	-	-
Liabilities
Total Liabilities	-	-	-
	$3,282,875	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2024	$217,017
Fair value adjustment	(37,250)

Balance, September 30, 2025	$179,767

The Company classifies it’s marketable securities as available for sale.

During the nine months ended September 30, 2025, there were no receipts or sales of marketable securities.

During the year ended December 31, 2024, the Company received 4,027,983 common shares from a related party with a value of $85,444 related to the option of the Fish Lake Property.

During the year ended December 31, 2024, the Company received 4,027,983 common shares from a related party with a value of $85,444 related to the option of the North Big Smoky Property.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Professional fees	$-	$1,000
Other	5,273	14,300
Transfer agent fees	1,925	2,200
Total prepaid expenses	$7,198	$17,500

Note 6 – Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the nine months ended September 30, 2025, the Company did not issue any common shares.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397.  Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company.  Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024 (resulting in a stock based compensation expense of $34,827).  As of September 30, 2025 no stock options have been exercised, and none have been exercised up to and including the date of this document.

A summary of the Company’s stock option activity and related information follows:

	Period Ended September 30, 2025		Period Ended September 30, 2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,100,000	$0.10	3,700,000	$0.22
Granted	-	-	500,000	0.04
Repricing	-	(0.06)	-	(0.06)

Outstanding, end of period	4,100,000	$0.04	4,200,000	$0.04

As of September 30, 2025, the intrinsic value of the stock options was approximately $0.  Stock option expense for the three and six months ended June 30, 2025 was $0 and $0 (2024: $54,392 and $54,392).  As at September 30, 2025, 4,100,000 are exercisable (December 31, 2024: 4,100,000).

The following table summarizes the stock options outstanding at September 30, 2025:

Issue Date	Number	Price	Expiry Date	Outstanding at September 30, 2025	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,600,000	$0.04	May 26, 2027	3,600,000	1.65
January 10, 2024	500,000	$0.04	January 10, 2029	500,000	3.51
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

By letter agreement dated September 5th, 2025 the Company assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% net smelter royalty on the assigned property.  Morella is obligated to pay the fourth anniversary payments on the original Fish Lake Earn-in Agreement over four tranches over 18 months from the original annversrary dates.  The Company would retain a 100% interest in the northern portions of the property.

The Letter of Intent and letter agreement were signed with a purchaser that has a common director as the Company.

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

By letter agreement dated September 5th, 2025 the Company assigned 100% interest in the property reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the third anniversary payments on the original North Big Smoky Earn-in Agreement over four tranches over 18 months from the original anniversary dates.

The Letter of Intent and letter agreements were signed with a purchaser that has a common director as the Company.

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

As of September 30, 2025, the Company has received $375,000 and received 6,250,404 common shares with a fair value of $1,627,075 in relation to the letter of intent.  The Company recorded $2,002,075 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

By letter agreement dated September 5th, 2025 the Company assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% net smelter royalty on the assigned property.  Morella is obligated to pay the fourth anniversary payments on the original Fish Lake Earn-in Agreement over four tranches over 18 months from the original anniversary dates.  The Company would retain a 100% interest in the northern portions of the property.

The Letter of Intent and letter agreements were signed with a purchaser that has a common director as the Company.

North Big Smoky

On May 24, 2022 the Company signed a Letter Of Intent (LOI) with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years.

As of September 30, 2025, Morella Corporation has paid $65,000 and our company has received 5,099,650 common shares with a fair value of $294,884.  The Company recorded $359,884 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

By letter agreement dated September 5th, 2025 the Company assigned 100% interest in the property reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the third anniversary payments on the original North Big Smoky Earn-in Agreement over four tranches over 18 months from the original anniversary dates.

The Letter of Intent and letter agreements were signed with a purchaser that has a common director as the Company.

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $102,000 and $292,000 to related parties for the three and nine months ended September 30, 2025, respectively (2024: $87,000 and $231,000).

The Company paid rent fees totaling $1,500 and $4,500 to related parties for the three and nine months ended September 30, 2025 (2024: $1,500 and $4,500).

As at September 30, 2025, the Company had $44,080 (December 31, 2024: $36,050) owing to related parties.

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

The following represents segment information for the Company’s single operating segment, for the periods presented:

Nine Months Ended September 30, 2025
Revenue	$-

Professional fees	56,905
Depreciation	5,499
Exploration	32,488
Consulting fees – related party	292,000
Consulting fees	53,000
Transfer agent and filing fees	16,650
Travel	3,810
General and administrative	18,091
Other items	(5,156)

Loss	$473,287

Note 14 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2025 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

In June 2009 we optioned the Fish Lake Valley property in Esmeralda County Nevada, and ultimately earned a 100% interest in the property through a combination of exploration expenditures and share issuances. Lithium Corporation performed geophysical, geochemical and drilling work in the area into early 2016 at which time we entered into an agreement with the forerunner of American Lithium Corporation (TSX-V:Li) who could have earned an initial 80% interest in the property by incurring exploration expenses, making cash and share payments over a period of three years. American Lithium relinquished all interest in the property/option agreement in April 2019. In April 2021 the Company entered into a Letter of Intent with Altura Mining Limited whereby Altura (now Morella Corporation ASX:1MC, OTC: ALTAF a related company) could earn a 60% interest in the property by incurring exploration expenses, and making staged cash and share payments to Lithium Corporation over the following four years. This agreement was modified by a Letter Agreement dated September 5, 2025, whereby Morella is assigned 100% (subject to a 3.5% Net Smelter Royalty in favor of Lithium Corporation) in the Southern claims while Lithium Corporation retains 100% interest in the northern claims.  As mentioned earlier Morella Corporation is a related company and is the single largest shareholder in Lithium Corporation with over 8% of the Company’s common shares, having acquired an interest through a non-brokered private placement in our Company in 2012.

Since 2009 the Company has been actively engaged in project generation, conducting initial exploration studies, and if warranted staking and further exploring a number of early-stage properties. The most notable of these have been the San Emidio lithium-in-brine property, and the North Big Smoky Lithium-in-brine property both of which are in Nevada, and the Las Pilas Fluorspar/Rare Earth Element property in British Columbia. The Company has also from time to time entered into option agreements with third parties on smaller properties and enlarged the area of these while conducting preliminary exploration studies. The most notable of these are the BC Sugar flake graphite prospect, and the Yeehaw Titanium/Rare Earth Element prospect, both of which are situated in British Columbia. The Company maintains small or modest claim positions in what we consider to be the hearts of all these potentially prospective areas, although the Las Pilas property is set to expand as a number of claim applications are currently lodged with the British Columbia government.

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

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on lithium mineralization on properties located in Nevada, and Rare Earth Elements, graphite and other “critical” metals properties in British Columbia.

Our current operational focus is to conduct generative exploration activities in Nevada, and in British Columbia, developing early-stage projects with an eye to joint venturing them, or attracting capital to further explore and possibly develop these properties if results warrant. To that end in 2024 we staked an 11,067.90-acre (4,479.04 hectare) group of claims in British Columbia which are prospective for Fluorspar mineralization and conducted a first pass geochemical survey there in 2024.  A significant portion of those claims were allowed to lapse, and then application was made for new claims over certain areas covered by these claims and new areas, optimizing coverage over areas where there were geochemical indications for Rare Earth Element mineralization.

In December of 2024 the Company staked 3,285.27 acres (1,329.51 hectares) of claims in three discrete locales in Southern British Columbia that appeared to be prospective for hosting Antimony mineralization. The Company assessed these claims in 2025 and no further work is contemplated here.

Additionally in BC the Company staked a 201.34-acre (81.48 hectare) claim covering the geochemically anomalous area discovered at the Three Valley Gap carbonatite hosted Tantalum-Niobium prospect, that was originally part of the 2017 Bormal option, and which had recently come open for the relocation of claims. The Company assessed these claims in 2025 and no further work is contemplated here.

Work has been ongoing over the past six months or so on its generative program along the path of the “Yellowstone Hot Spot”, in Idaho, Oregon and Nevada, evaluating possible Lithium Clay mineralization opportunities here, along a feature that if not causal, is at least spatially related to both the Kings Valley and Nevada North Lithium deposits. The Company anticipates continuing work on this regional play at least into 2026.

In March of 2022 we staked a block of claims in North Big Smoky Valley covering approximately 3400 acres which roughly corresponds to the lands previously held by Lithium Corporation’s former subsidiary Lithium Royalty Corp. in 2016/2017. On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella could earn a 60% interest in the property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the subsequent four years. Additionally, Morella must have incurred exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella has concluded a four-hole drilling program, testing for both lithium-in-brine and clay mineralization, where anomalous lithium-in-clay mineralization was discovered, but no lithium-in-brine mineralization was encountered. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the entire property reserving a 3.5% Net Smelter Royalty (NSR) on the property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property.  To date Lithium Corporation has not transferred claim ownership to Morella, nor has Morella issued any shares with respect to its obligations under the Sept 5th agreement.

On September 16th 2021 Lithium Corporation signed an agreement with Surge Battery Metals whereby Surge could have earned an 80% interest in the Company’s San Emidio lithium-in-brine prospect in Washoe County Nevada, by paying an initial $50,000 and issuing 200,000 shares of Surge (TSX-V:Nili). Surge had undertaken to make payments of $620,000 in cash and stock over 5 years while incurring expenditures on the property of $1,000,000 over that period. Upon fulfillment of the aforementioned commitments Surge would have been deemed to have earned their undivided 80% interest and could have formed a joint venture with the Company, not unlike an option the Company had entered into on this property in May 2016, to a company that ultimately merged with American Lithium Corp. Surge Battery Metals completed some geochemical work on the prospect block and gave Lithium Corporation formal notice in Summer 2022 that they were relinquishing all interest in the property. In Fall 2022 the Company completed a Controlled Source Audio-Magnetotelluric (CSAMT) survey here and is currently seeking a joint venture partner for this property.

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella could have earned a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by making staged payments of $675,000, issuing the equivalent of $500,000 worth of Morella common stock (1MC:ASX, Altaf:OTC-QB) in annual tranches, and expending $2,000,000 on exploration work over the following four years. Previously, in 2016 the Company had entered into an option agreement with a company that eventually became American Lithium Corp., who conducted various geochemical and geophysical work on the property and drilled one exploratory borehole. While American Lithium did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th, 2019. In the last few years Morella has completed two phases of passive seismic and magnetotelluric (MT) surveys and have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2023, and drilling commenced on an exploratory borehole in early October 2023, to the northeast of the playa, proximal to but away from the area of known mineralization. Only moderate mineralization was encountered in the 2023 drillhole in both clays and brines. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% Net Smelter Royalty (NSR) on the assigned property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property.  Lithium Corporation would retain 100% interest in the northern portions of the property, subject to an ROFR on similar terms as above in favor of Morella. To date Lithium Corporation has not transferred claim ownership to Morella, nor has Morella issued any shares with respect to its obligations under the Sept 5th agreement.

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

Fish Lake Valley Project in Esmeralda County, Nevada, west central Nevada USA consists of Lithium Corp’s twenty-eight 100% owned 80 acre placer claims totaling 2,220 acres (898 hectares), and a 3.5% Net Smelter Royalty on a mix of 20 and 80 acre placer claims held by Morella Corporation totaling 3,833.64 acres (1551.45 hectares). The prospect is a lithium/boron/potassium enriched playa (also known as a salar, salt marsh, or salt pan), with the area of greatest interest roughly centered at 417000E 4195550N (WGS 84). approximately 18 miles from the California border.

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

Fish Lake Valley has not had mining production in the most recent three fiscal years although the property was developed as a borate producer in the late 1860’s, with the earliest record of production in 1873. Production by 1875 was in the order of 2 tons (1.814 tonnes) of concentrated borax daily. Operations ceased sometime prior to the 1900’s and there is no record of any further activity or exploration until the 1970’s, when interest in lithium brines was high due to the discovery and eventual development of the Silver Peak deposit in nearby Clayton Valley. During the 1970’s the USGS conducted some lithium focused exploration in the general area and drilled several holes on the periphery of the playa. During the 1980’s US Borax discovered the Cave Springs or Borate Hills boron/lithium clay deposits which are several kilometers to the east of the Fish Lake Valley playa. These deposits were being explored during 2011 by American Lithium Minerals, Inc. in a joint venture with Japan Oil and Gas (JOGMEC). Recently the property has been renamed as the Rhyolite Ridge Lithium-Boron Project that is currently being developed by an Australian explorer, Ioneer Limited.

While Fish Lake Valley has seen sporadic exploration since the 1970’s no modern processing facilities exist in Fish Lake Valley. The ruins from Francis “Borax” Smith’s Pacific Borax plant on the west side of the playa at Fish Lake Valley dating to the 1870’s are still visible here, as are the dumps, and some scattered equipment from one of his later ventures on the south end of the playa.

The property was originally held under a mining lease purchase agreement dated June 1, 2009, between Nevada Lithium Corporation, and Nevada Alaska Mining Co. Inc., Robert Craig, Barbara Craig, and Elizabeth Dickman. Lithium Corporation merged with Nevada Lithium and issued to the vendors $350,000 worth of common stock of our company in eight regular disbursements. At the point when all contractually required stock disbursements were made claim ownership was transferred to our Company.

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

Access is excellent in Fish Lake Valley with all-weather gravel roads leading to the property from state highways 264, and 265, and maintained dirt roads ring the playa. The infrastructure is excellent in the general area of the Fish Lake Valley prospect with the village of Dyer is approximately 12 miles to the south, while the town of Tonopah, Nevada is approximately 50 miles to the east. Power is available along highway 264 which runs north to south some 8 miles to the west of the property. The capacity of the line is unknown however it does appear on government issued maps as being equal to or greater than 55 kilovolts to the south of the village of Dyer. There are defined geothermal resources around the prospect. Should lithium production be established in the valley it may present an opportunity to the company who originally defined these geothermal resources to continue to the development stage. Abundant fresh water is available in the valley to the south of the northern playa. Most supplies are available in Tonopah which is approximately 75 miles by road from the property. Also, sufficient manpower is available in the region, and some personnel exist locally with training specific to lithium brine processing due to the proximity of the property to Albemarle’s Silver Peak operation. The property does have patchy cell phone service from two different providers. Las Vegas’ Harry Reid International Airport is 249 miles by road to the southeast of the property, while Reno-Tahoe International Airport is 213 miles by road to the northwest, and Elko (which is an important mining supply center) is approximately 334 miles by road from the property. The playa or claim block area should be large enough to accommodate a production facility like that found at Silver Peak, and there are several potential processing plant sites in the area.

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

Early in 2016 the company signed an informal Exploration Earn-In Agreement with 1032701 B.C. Ltd., a private British Columbia company with respect to our Fish Lake Valley lithium brine property, wherein 1032701 B.C. Ltd., could have acquired an initial 80% undivided interest in the Fish Lake Valley property through the payment of an aggregate of US$300,000 in cash, completing a “Going Public Transaction” on or before May 6, 2016, and subject to the completion of the “Going Public Transaction, arranging for the issuance of a total of 400,000 common shares in the capital of the resulting issuer. The Optionee needed to make qualified exploration or development expenditures on the property of $200,000 before the first anniversary, an additional $300,000 before the second anniversary, an additional $600,000 prior to the third anniversary, and make all payments and perform all other acts to maintain the Property in good standing before fully earning their 80% interest. Additionally, after the initial earn-in the Optionee had the right for up to 12 months to purchase our 20% interest in the property for $1,000,000, at which point our interest would have reverted to a 2 1/2% Net Smelter Royalty (NSR). The Optionee could then have elected at any time to purchase one half (1.25%) of our NSR for $1,000,000.  American Lithium Corp. subsequently acquired 100% of 1032701 BC, and a formal option agreement was entered into, effective March 31, 2016. An amendment to the agreement was entered into on the 14th of February 2018 whereby American Lithium issued 10,000 post consolidation “Agreement Year” shares to Lithium Corporation as mandated by the agreement, as well as a further 80,000 shares in consideration for Lithium Corporation agreeing to extend the work commitment date for Year 2 of the agreement to September 30, 2018. We had received all money, and common shares issuable in relation to the Fish Lake Valley option agreement, but the Purchaser issued formal notice of the relinquishment of the Purchaser’s right to earn any interest in the property on April 30th 2019. As this was the termination of the option agreement $443,308 was taken into income. During the year-ended December 31, 2019, the Company recorded a $159,859 allowance for the properties and has a net book value of $Nil.

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

By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% Net Smelter Royalty (NSR) on the assigned property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property.  Lithium Corporation would retain 100% interest in the northern portions of the property, subject to an ROFR on similar terms as above in favor of Morella. To date Lithium Corporation has not transferred claim ownership to Morella, nor has Morella issued any shares with respect to its obligations under the Sept 5th agreement.

The Fish Lake Valley Project is an early-stage exploration property and the portions to be assigned to Morella are currently permitted under a BLM Notice of Intent (NOI) level permit. This permit limits surface disturbance to 5 acres or less.

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

San Emidio Property

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011, and has expanded and contracted over time depending on the state of the lithium carbonate market. Currently the Company holds thirteen 80-acre Association Placer claims here covering an area of approximately 1,040 acres (420.88 hectares). The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

North Big Smoky Property

During the period 2011 through 2012 the Company conducted geophysical, and geochemical work on BLM lands in  Big Smoky Valley, Nye County Nevada, in areas that proved to be geochemically anomalous, both in sediment and brines. The geological setting in portions of this valley are quite similar to that at our other brine prospects, and Clayton Valley to the southwest of here, and had experienced some geothermal and petroleum exploration in the past. In April of 2016 Lithium Royalty Corp (a wholly owned subsidiary through which we had planned to build a portfolio of lithium mineral properties) acquired through staking a block of placer mineral claims which comprised  the North Big Smoky Prospect. On May 13, 2016 our wholly owned subsidiary sold  the full 100% interest in the property to 1069934 Nevada Ltd. ("Purchaser") a private company. Consideration paid to Lithium Royalty Corp. consisted of 300,000 shares in the purchasing entity, and Lithium Royalty Corp retained a royalty on the property. No appreciable work was done and by agreement dated September 13, 2017 Lithium Corporation wound up Lithium Royalty Corp, assuming all assets and liabilities, and agreed to sell back the shares of 1069934 Nevada Ltd. to San Antone Minerals Corp (successor corporation) who subsequently allowed the claims here to lapse.

This area was subsequently re-staked by Lithium Corporation in March 2022, and on April 29, 2021 we signed a Letter Of Intent (LOI) with an Australian Lithium explorer and developer Altura Mining Limited a related party. Under the formal agreement which was signed in October 2021 Altura (now Morella Corp) could earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years. To date Morella has conducted a sediment geochemistry program, and several geophysical surveys on a phased basis on the property. Drilling was conducted in 2023 with moderate lithium in clay mineralization having been uncovered in the course of the first two-hole program. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the entire property reserving a 3.5% Net Smelter Royalty (NSR), and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property.  To date Lithium Corporation has not transferred claim ownership to Morella, nor has Morella issued any shares with respect to its obligations under the Sept 5th agreement.

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

Lithium Corporation participated in the formation of Summa, which initially held 88 fee-title patented lode claims that cover approximately 1,191.3 acres of prospective mineral lands. Our company signed a joint operating agreement with the other participants in Spring 2014 to govern the conduct of Summa, and the development of the lands. Our company’s President Tom Lewis was named as a managing member of Summa, and as such has a direct say in the day to day operations of that company.

The Hughes lands are situated in six discrete prospect areas in Nevada, the most notable of which being the Tonopah block in Nye County where Summa held 56 claims that cover approximately 770 acres in the heart of the historic mining camp where over 1.8 million ounces of gold and 174 million ounces of silver were produced predominately in the early 1900’s. The Hughes claims include a number of the prolific past producers in Tonopah, such as the Belmont, the Desert Queen, and the Midway mines. In addition there are also claims in the area of the past producing Klondyke East mining district, which is to the south of Tonopah, and at the town of Belmont (not to be confused with the Belmont claim in Tonopah), Nevada, another notable silver producer from the 1800’s, which is roughly 40 miles to the northeast of Tonopah.

The ongoing litigation with respect to Summa’s Tonopah holdings had precluded investing time or money into the property immediately after the court awarded Summa ownership in 2013, however in 2018 Summa won a “quiet title” case in the Fifth Judicial Court in Tonopah, which determined that Summa’s title was superior to all other claimants. The subsequent appeal of this verdict was quashed later in 2018, and there has been no further action on that account. Summa signed a Letter of Intent on January 14, 2020 with respect to the Tonopah property whereby 1237025 BC Ltd, could earn a 100% interest in the property (subject to a 1.0% Net Smelter Royalty or NSR), by paying $400,000 in cash, issuing $400,000 in shares, and incurring $1.5 million in exploration expenditures in stages over the following 5 years. The Optionee would also have the right to purchase ¼ of the NSR for $1,500,000, and the future right to purchase a further ¼ of the NSR for $2,500,000. The definitive agreement was signed in March of 2020, and 1237025 BC Ltd subsequently merged with Pinnacle North Gold Corp., who then changed their name to Summa Silver Corp (SSVR:VSE) and eventually Silver47 Exploration Corp (AGA:VSE). Summa Silver actively explored the property in the second half of 2020, drilling roughly 14,000 meters in 29 drill holes. Additionally more work was performed on the Belmont tailings portion of the project aided by Lithium Corporation personnel, who have been actively promoting and advancing this aspect of the Tonopah holdings since acquisition. In 2021 Summa Silver accelerated the earn-in provisions of the option agreement and was transferred a 100% interest in the property. Summa, LLC still retains a 1% (LTUM’s share 0.25%) Net Smelter Royalty on the property.

Summa, LLC still retains a 100% interest subject to a 2% NSR in favor of Summa Corp. (the successor entity to the Hughes Corporation) in a further five project areas in the state of Nevada, and Lithium Corporation remains committed to casually helping them move the projects along so that they may be optioned eventually.

British Columbia Properties

Since 2013 Lithium Corporation has been actively exploring and developing prospects in British Columbia Canada, which, like Nevada is one of the premier mining jurisdictions in North America if not the world.

BC Sugar Prospect - In June of 2013, we entered into a mining claim sale agreement on a single claim that exhibited flake graphite mineralization in the Cherryville area of British Columbia. In addition to the acquired claim, our company staked or acquired another 13 claims at various times over the subsequent months, to bring the total area held under tenure at its peak to approximately 19,816 acres (8,020 hectares). Over subsequent years the Company conducted geochemical, geological, and geophysical surveys on the property, and trenched it in 2015 and 2018. In October 2015 a trench of 265.76 feet (81 meters) was excavated and graphitic gneiss was mapped and sampled. In all 23 samples were taken over the 69 meters of exposed mineralization that could be safely sampled. Trench depths varied from 1.2 meters in areas of semi-consolidated rock to 4.8 meters in areas of mainly decomposed material. There was an approximately 12 meter section of the trench of sand, and fluvial till in an ancient stream bed where the excavator could not reach the graphitic material that is inferred to exist at depths greater than 5 meters. Also there was a 4 meter section at depths from 4.8 to 5 meters where graphite mineralization could be seen, but could not be safely sampled. The entire 69 meter interval that was sampled averaged 1.997% graphitic carbon, and mineralization remains open in all directions. Within that interval there was a 30 meter section that averaged 2.73% graphitic carbon, and within that interval there was a 12 meter section that averaged 2.99% graphitic carbon. The best mineralization, and most friable material is proximal to the aforementioned abandoned creek channel, and it appears that proximity to this feature gave rise to the deep weathering profile encountered here. Determining the tenor, and extent of the friable material were the two major objectives of this program as this material, which is very similar to that mined at Eagle Graphite’s operation is very easy/economical to be mined and processed, and typically contains the highest percentages of graphite over consistent widths.  A “mini-bulk sample” was taken from the Weather Station Zone in October 2017, and submitted to SGS Vancouver for preliminary bench tests, and further petrographic analysis. Tests indicated that the “fairly coarse” flake graphite was easily liberated from the unconsolidated host material, and initial flotation tests were positive with over 80% of the graphite in the sample being floated off.  Since that time the company has let all but what appears to be the most prospective claims lapse, and currently the company holds one title here for a total of 101.58 acres (41.11 hectares). The flake graphite mineralization of interest here is hosted predominately in graphitic quartz/biotite, and lesser graphitic calc-silicate gneisses. The rocks and mineralization in the general area of the BC Sugar prospect are similar to the host rocks in the area of the crystal graphite deposit 55 miles (90 kms) to the southeast that has been mined intermittently since the early 2000’s by Eagle Graphite.

Yeehaw Prospect - In March of 2017 the company signed a Letter of Intent whereby the company could earn an interest in three properties prospective for tantalum-niobium mineralization in British Columbia, concentrating mainly in an area of one of the most compelling tantalum (Ta) in stream sediment anomalies as seen in the government RGS database in British Columbia, which was borne out by sampling done by the vendor in 2014. Lithium Corporation conducted geochemical, geological and geophysical work in this area and eventually focused on the Swehaw Creek area of the optioned claims, where it was believed the tantalum/Rare Earth Element (REE) stream sediment anomalies were the result of carbonatite or pegmatite type deposits in the Eocene Coryell batholitic rocks underlying this area.  Lithium Corporation conducted fieldwork on the Yeehaw property during summer 2017, and a 30-meter-wide structure was discovered that is anomalous for titanium and Rare Earth Elements. Field work on the Yeehaw property in Spring 2018 discovered a further zone of Ti/REE enrichment, and additional work was performed on the property in 2019 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters.  The Company’s claim position has expanded and contracted at times, and currently the company holds two key core claims here for a total of 209.14 acres (84.64 hectares).  The Company is currently considering work to be done on the property in 2026.

Las Pilas Fluorite/Rare Earth Element Prospect – In 2024 the Company staked a large block of claims that was prospective for fluorite mineralization in South-Central BC.  During the course of work in 2024 it was determined that Rare Earth Element (REE) mineralization was loosely coincident locally and the claim block was adjusted to optimize coverage over areas where REE mineralization in stream sediments was observed, so that currently the Company holds approximately 2970 acres (1202 hectares) of fully granted mineral claims and has submitted application for another 13,020 acres (5,269 hectares) of mineral rights.  The Company is eagerly anticipating the granting of these new claims and commencing field work on this prospect during field season 2026.

Antimony Prospect – In late 2024 the Company staked three claim blocks for a total of 3,285.22 acres (1329.22 hectares) that appeared to be prospect for hosting Antimony mineralization.  Work to date indicates that in all likelihood the mineralization seen here is the result of contamination from a nearby processing facility, and no further work is contemplated at this point.  At the same time the Company staked the “Gap” tantalum/niobium prospect which was a part of the March 2017 agreement mentioned earlier.  Due to unfavorable third-party claim positioning here the Company will not proceed with any further work here also.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

We had net loss of $93,519 for the three month period ended September 30, 2025, which was $185,589 less than the net loss of $279,108 for the three month period ended September 30, 2024.  The change in our results over the two periods is primarily the result of an increase in the gain on sale of mineral property, a decrease in exploration expenditures and a change in fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change Between Three Month Period Ended September 30, 2025 and September 30, 2024
Professional fees	$14,281	$11,347	$2,934
Depreciation	1,833	1,833	-
Exploration expenses	20,708	69.792	(49,084)
Consulting fees – related party	102,000	87,000	15,000
Consulting fees	17,000	17,000	-
Transfer agent and filing fees	5,751	5,128	623
Travel	1,963	3,935	(1,972)
General and administrative	5,026	5,253	(227)
Other loss (income)	(75,043)	77,820	(152,863)
Net loss (income)	$93,519	$279,108	$(185,589)

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

We had net loss of $473,287 for the nine-month period ended September 30, 2025, which was $339,596 less than the net loss of $812,883 for the nine-month period ended September 30, 2024 The change in our results over the two periods is primarily the result of a an increase in the gain on sale of mineral property, a decrease in exploration expenditures and a change in fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change Between Nine Month Period Ended September 30, 2025 and September 30, 2024
Professional fees	$56,905	$47,323	$9,582
Depreciation	5,499	5,499	-
Exploration expenses	32,488	174,824	(142,336)
Consulting fees – related party	292,000	231,000	61,000
Consulting fees	53,000	101,392	(48,392)
Transfer agent and filing fees	16,650	16,291	359
Travel	3,810	17,141	(13,331)
General and administrative	18,091	22,972	(4,881)
Other loss (income)	(5,156)	196,441	(201,597)
Net loss (income)	$473,287	$812,883	$(339,596)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2025 reflects current assets of $2,836,045.  We had cash in the amount of $2,648,380 and working capital in the amount of $2,788,601 as of September 30, 2025. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At September 30, 2025	At December 31, 2024
Current assets	$2,836,045	$3,301,075
Current liabilities	2,409,434	(2,406,676)
Working capital	$426,611	$894,399

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2025	2024
Net cash (used in) operating activities	$(417,478)	$(472,018)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$(417,478)	$(472,018)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 was $417,478, an decrease of $54,540 from the $472,018  net cash outflow during the nine months ended September 30, 2024.

Investing Activities

The Company did not have investing activities in the current and comparative periods.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2025 was $Nil as compared to $Nil  in cash provided by financing activities during the nine months ended September 30, 2024.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$471,000
Exploration expenses	200,000
Travel	30,000
Total	$701,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans.  We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $58,000 per month.   Due to our current cash position of approximately $2,648,000 as of September 30, 2025, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Equity Financings

On January 25, 2021 we entered into a purchase agreement (the "Purchase Agreement"), and a registration rights agreement,  (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $10,300,000 of the Company's common stock, $0.001 par value per share (the "Common Stock"). In connection with the execution of the Purchase Agreement, the Company sold, and Lincoln Park purchased, 380,952 shares of Common Stock for a purchase price of $160,000 (“Original Purchase”), and then another 357,995 shares (“Initial Purchase”) for $150,000 after SEC approval of the S-1 document in April 2021.  Due to our low share price at the beginning of 2024 the Company ceased using this source of funding, and this arrangement ended in April of 2024, with Lithium Corporation having issued a total of 22,979,458 shares to Lincoln Park for $4,101,888.15.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.  The Company did not have any dilutive securities for the periods ended September 30, 2025 and 2024.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment of $0 and $0 was recorded during the periods ended September 30, 2025 and 2024, respectively.

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

Dated: November 14, 2025
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

