Form 10-K
period 2025-12-31
Lithium Corp
filed 2026-03-31
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,800,442 based on a $0.0466 average bid and asked price of such common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

117,892,441 common shares as of March 31, 2026.

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

In June 2009 we optioned the Fish Lake Valley property in Esmeralda County Nevada, and ultimately earned a 100% interest in the property through a combination of exploration expenditures and share issuances. Lithium Corporation performed geophysical, geochemical and drilling work in the area into early 2016 at which time we entered into an agreement with the forerunner of American Lithium Corporation (TSX-V:Li) who could have earned an initial 80% interest in the property by incurring exploration expenses, making cash and share payments over a period of three years. American Lithium relinquished all interest in the property/option agreement in April 2019. In April 2021 the Company entered into a Letter of Intent with Altura Mining Limited whereby Altura (now Morella Corporation ASX:1MC, OTC-QB: ALTAF) could have earned a 60% interest in the property by incurring exploration expenses, and making staged cash and share payments to Lithium Corporation over the next four years. Morella Corporation is a related company as it is the single largest shareholder in Lithium Corporation with over 8% of the Company’s common shares, having acquired an interest through a non-brokered private placement in our Company in 2012. In a letter agreement dated September 5th 2025 this agreement was amended, and a 100% interest (subject to a 3.5% Net Smelter Royalty reserved to the Company) is being transferred in the peripheral claims, while Lithium Corporation will maintain its 100% interest in the central block of claims.

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

Our current operational focus is to conduct generative exploration activities in Nevada, and in British Columbia, developing early-stage projects with an eye to joint venturing them, or attracting capital to further explore and possibly develop these properties if results warrant. To that end in 2024 we staked an approximately 11,068-acre (4,479 hectare) group of claims in British Columbia which are prospective for Fluorspar mineralization. The bulk of these claims were allowed to lapse in 2025 but certain areas were found to be prospective for Rare Earth Elements, so some claims were kept and the claim block was expanded, applications for more claims were made (grants still pending) and follow-up geological and geochemical work was done. In December of 2025 the Company optioned the property off to Ridgestone Mining Inc. (TSX.V-RMI) a related company by virtue of a shared director/officer. Ridgestone has committed to spend CDN $100,000 in exploration on the property in 2026. Also, in 2025 the Company has been actively exploring for Lithium Clay mineralization along the track of the Yellowstone Hot Spot. To date no strongly anomalous areas have been identified, and no tenures have been staked.

In December of 2024 the Company staked 3,285.27 acres (1329.51 hectares) of claims in three discrete locales in Southern British Columbia that may be prospective for hosting Antimony mineralization. After initial evaluation these properties were allowed to lapse in 2025, as was the Three Valley Gap Tantalum-Niobium prospect that was also staked in 2024.

In March of 2022 we staked a block of claims in North Big Smoky Valley covering approximately 3400 acres which roughly corresponds to the lands previously held by Lithium Corporation’s former subsidiary Lithium Royalty Corp. in 2016/2017. On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella could earn a 60% interest in the property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the subsequent four years. Additionally, Morella must have incurred exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella has concluded a four-hole drilling program, testing for both lithium-in-brine and clay mineralization, where anomalous lithium-in-clay mineralization was discovered, but no lithium-in-brine mineralization was encountered. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the entire property reserving a 3.5% Net Smelter Royalty (NSR) on the property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the prospect. To date Lithium Corporation has not transferred claim ownership to Morella, nor has Morella issued any shares with respect to its obligations under the Sept 5th agreement.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella could have earned a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by making staged payments of $675,000, issuing the equivalent of $500,000 worth of Morella common stock (1MC:ASX, Altaf:OTC-QB) in annual tranches, and expending $2,000,000 on exploration work over the following four years. Previously, in 2016 the Company had entered into an option agreement with a company that eventually became American Lithium Corp., who conducted various geochemical and geophysical work on the property and drilled one exploratory borehole. While American Lithium did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th, 2019. In the last few years Morella has completed two phases of passive seismic and magnetotelluric (MT) surveys and have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2023, and drilling commenced on an exploratory borehole in early October 2023, to the northeast of the playa, proximal to but away from the area of known mineralization. Only moderate mineralization was encountered in the 2023 drillhole in both clays and brines. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% Net Smelter Royalty (NSR) on the assigned property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property. Lithium Corporation would retain 100% interest in the northern portions of the property, subject to an ROFR on similar terms mentioned earlier in favor of Morella. To date Lithium Corporation has not transferred claim ownership to Morella, nor has Morella issued any shares with respect to its obligations under the Sept 5th agreement.

In 2024 the Company staked a number of claims in the Granby River Valley, north of Grand Forks BC, and a number of these lapsed in 2025, however the company discovered Rare Earth Element (REE) mineralization on some of the remaining claims, and restaked much of the dropped claim block along with others. On December 31, 2025 the Company entered into an option agreement with Ridgestone Mining, Inc. (a related company by virtue of Brian Goss our VP Exploration and a director is also the CEO, president and a director of Ridgestone) whereby Ridgestone (OTCQB: RIGMF) (TSXV: RMI) will pay Lithium Corporation $315,000 Cdn, issue 500,000 common shares to the Company, and complete $600,000 Cdn in exploration expenditures over the next three years to earn a 100% interest in the property. The optioned interest is subject to a 2.0% Net Smelter Return royalty retained by Lithium Corporation. To date the Company has received $5,000 Cdn and the parties are awaiting regulatory approval, and the grant of full title of a number of claims which are currently under the newly mandated aboriginal review.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $2,841,204 as of December 31, 2025. At December 31, 2025 we had working capital of $408,508. We incurred a net loss of $495,801 for the year ended December 31, 2025. We estimate our average monthly operating expenses to be approximately $60,000, including property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the cash and share payments under the Option Agreement, Morella was to perform and exploration and development work on the property in the value of:

Year 1:	$200,000
Year 2:	$400,000
Year 3:	$600,000
Year 4:	$800,000

Under the Option Agreement Morella was the operator of the Fish Lake Valley Project and was responsible for all exploration efforts. Fish Lake Valley Project is an early-stage exploration property and is currently permitted under a BLM Notice of Intent (NOI) level permit. This permit limits surface disturbance to 5 acres or less.

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

Approximately $25 million dollars has been spent on geothermal exploration in the general area (personal communication J. Demonyaz) since the 1980’s, and two deep oil exploration holes were drilled immediately to the west-southwest of the claim area, both of which were not properly plugged and abandoned, and currently flow warm geothermal waters from a known aquifer at about 800-foot depth. Some of this data exists in the public domain. Most recently Ormat Technologies Inc., a geothermal exploration and production company has drilled a successful well approximately one mile to the northeast of our claims here, and is conducting flow tests presently.

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

By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% Net Smelter Royalty (NSR) on the assigned property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property. Lithium Corporation would retain 100% interest in the northern portions of the property, subject to an ROFR on similar terms as above in favor of Morella. Currently the land position is comprised of Lithium Corporation’s twenty-eight 100% owned 80-acre placer claims totaling 2,220 acres (898 hectares), and a 3.5% Net Smelter Royalty on a mix of 20- and 80-acre placer claims held by Morella Corporation totaling 3,833.64 acres (1551.45 hectares). To date Lithium Corporation has conducted a one claim test of quit-claiming of ownership title in favor of Morella. Morella has not to date issued any shares with respect to its obligations under the Sept 5th agreement, nor has Lithium Corporation reimbursed Morella for claim fees paid in September, but will do so once an invoice has been issued and tranches of shares committed to have been issued are received.

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

Lithium Corporation conducted fieldwork on the Michael, and Yeehaw properties during summer 2017. At Yeehaw a 30 meter wide structure was discovered that is anomalous for titanium and Rare Earth Elements, while soil sampling at Michael detected an anomaly that is greater than 800 meters in length that exhibits increased Tantalum-Niobium plus Rare Earth Element mineralization. The Company has dropped any further interest in both the Michael and Three Valley Gap properties, and has earned its 100% interest in the Yeehaw property. Field work on the Yeehaw property in Spring 2018 discovered a further zone of Ti/REE enrichment, and additional work was performed on the property in 2019 which extended the known strike of the Horseshoe Bend showing approximately 50 meters to the west, and mineralized float was found that possibly indicates it could continue to the east for another several hundred meters. The Company is currently in the planning stages for field season 2026.

Las Pilas Rare Earth Property

In 2024 the Company staked a number of claims prospective for Fluorspar mineralization in the Granby River Valley, north of Grand Forks BC. The bulk of these lapsed in 2025, however the company discovered Rare Earth Element (REE) mineralization on some of the remaining claims, and restaked much of the dropped claim block along with others. On December 31, 2025 the Company entered into an option agreement with Ridgestone Mining, Inc. (a related company by virtue of Brian Goss our VP Exploration and a director is also the CEO, president and a director of Ridgestone) whereby Ridgestone (OTCQB: RIGMF, TSX.V: RMI) will pay Lithium Corporation $315,000 Cdn, issue 500,000 common shares to the Company, and complete $600,000 Cdn in exploration expenditures over the next three years to earn a 100% interest in the property. The optioned interest is subject to a 2.0% Net Smelter Return royalty retained by Lithium Corporation. To date the Company has received $5,000 Cdn and the parties are awaiting regulatory approval with respect to this arrangement, as well as aboriginal approval for the claims recently staked here.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2025	$0.4395	$0.081
September 30, 2025	$0.554	$0.0305
June 30, 2025	$0.0602	$0.0225
March 31, 2025	$0.0436	$0.0237
December 31, 2024	$0.039	$0.036
September 30, 2024	$0.055	$0.042
June 30, 2024	$0.048	$0.037
March 31, 2024	$0.04	$0.036
December 31, 2023	$0.091	$0.041

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623 is the registrar and transfer agent for our common shares.

On March 31, 2026, the shareholders’ list showed 16 registered shareholders with 117,892,441 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2025:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,500,000	$0.04	8,500,000
Total	3,500,000	$0.04	8,500,000

Convertible Securities

As of December 31, 2025, we had 3,500,000 outstanding options to purchase shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2025 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2025.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2025.

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

Our net cash from financing activities during the year ended December 31, 2025 was $nil as compared to $nil during the year ended December 31, 2024. As at December 31, 2025, we had approximately $2,481,204 in cash.

Over the next twelve months (beginning March 1, 2026) we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months
$
General, Administrative Expenses	200,000
Exploration Expenses	200,000
Investor Relations	40,000
Employee and Consultant Compensation	230,000
Equipment	5,000
Travel	25,000
Total	700,000

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

Results of Operations - Twelve Months Ended December 31, 2025 and 2024

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2025 which are included herein.

Our operating results for the twelve months ended December 31, 2025, for the twelve months ended December 31, 2024 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended December 31, 2025	Twelve Month Period Ended December 31, 2024	Change Between Twelve Month Periods Ended December 31, 2025 and December 31, 2024
Revenue	$-	$-	$-
Professional fees	75,269	58,453	16,816
Depreciation	7,332	7,332	-
Exploration expenses	45,616	181,349	(135,733)
Consulting fees – related party	-	-	-
Consulting fees	462,000	437,392	24,608
Transfer agent and filing fees	23,160	21,265	1,895
Travel	10,653	19,587	(8,934)
General and administrative	24,292	28,047	(3,755)
Change in fair value of marketable securities	(99,554)	285,953	(385,507)
Other income	(52,967)	(74,781)	21,814
Net loss	$495,801	$964,597	$(468,796)

Our financial statements report a net loss of $495,801 for the twelve month period ended December 31, 2025 compared to a net loss of $964,597 for the twelve month period ended December 31, 2024. Our losses have decreased by $468,796, primarily as a result of a gain in fair value of marketable securities and a decrease in exploration expenses offset by increases in consulting fees and professional fees.

Our operating expenses for the year ended December 31, 2025 were $648,322 compared to $753,425 for the year ended December 31, 2024. The decrease in operating expenses primarily a result of decrease in exploration expenses offset by increases in consulting fees and professional fees.

Liquidity and Financial Condition

Working Capital

	At December 31, 2025	At December 31, 2024
Current assets	$2,817,810	$3,301,075
Current liabilities	2,409,302	2,406,676
Working capital (deficiency)	$408,508	$894,399

Cash Flows

	Year Ended
	December 31
	2025	2024
Net cash (used in) operating activities	$(584,654)	$(601,759)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$(584,654)	$(601,759)

Operating Activities

Net cash used in operating activities was $584,654 for the year ended December 31, 2025 compared with net cash used in operating activities of $616,920 in the same period in 2024.

Investing Activities

Net cash provided by investing activities was $Nil for the year ended December 31, 2025 compared to net cash used in investing activities of $Nil in the same period in 2024.

Financing Activities

No financing activities were conducted by the Company in 2025.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2025, our company had a net loss of $495,801 and has earned no revenues. Our company had suspended funding operations through our financing arrangement with Lincoln Park Capital in early 2024 and that facility was allowed to lapse, however the company has sufficient funds on hand to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2026. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

LITHIUM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lithium Corporation.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lithium Corporation. (the Company) as of December 31, 2025 and 2024 the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss, negative cash flows from operations for the year, and working capital deficiency, the Company evaluated the need for a going concern listed in note 2.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future expenses, which is not able to be easily substantiated.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2017

The Woodlands, TX

March 31, 2026

LITHIUM Corporation

Balance Sheets

ASSETS
	December 31, 2025	December 31, 2024
CURRENT ASSETS
Cash	$2,481,204	$3,065,858
Marketable securities	316,571	217,017
Deposits	700	700
Prepaid expenses	19,335	17,500
Total Current Assets	2,817,810	3,301,075

OTHER ASSETS
Equipment, net of accumulated depreciation	6,322	13,654

TOTAL ASSETS	$2,824,132	$3,314,729

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,958	$8,636
Accounts payable and accrued liabilities - related party	38,354	36,050
Allowance for optioned properties	2,361,990	2,361,990

TOTAL CURRENT LIABILITIES	2,409,302	2,406,676

TOTAL LIABILITIES	2,409,302	2,406,676

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,950,963	8,948,385
Additional paid in capital - options	1,011,639	1,011,639
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(10,034,780)	(9,538,979)

TOTAL STOCKHOLDERS' EQUITY	414,830	908,053

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,824,132	$3,314,729

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Operations

	Year Ended December 31, 2025	Year Ended December 31, 2024

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	75,269	58,453
Depreciation	7,332	7,332
Exploration expenses	45,616	181,349
Consulting fees - related party	394,000	318,000
Consulting fees	68,000	119,392
Transfer agent and filing fees	23,160	21,265
Travel	10,653	19,587
General and administrative expenses	24,292	28,047
TOTAL OPERATING EXPENSES	648,322	753,425

LOSS FROM OPERATIONS	(648,322)	(753,425)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	99,554	(285,953)
Other income	52,967	74,781
TOTAL OTHER INCOME (EXPENSE)	152,521	(211,172)

LOSS BEFORE INCOME TAXES	(495,801)	(964,597)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(495,801)	$(964,597)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	117,892,441

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2023	117,892,441	117,893	8,948,385	369,115	957,247	(8,574,382)	1,818,258

Stock based compensation	-	-	# -	-	54,392	-	54,392
Net income	-	-	-	-	-	(964,597)	(964,597)

Balance, December 31, 2024	117,892,441	117,893	8,948,385	369,115	1,011,639	(9,538,979)	908,053

Stock based compensation	-	-	2,578	-	-	-	2,578
Net income	-	-	-	-	-	(495,801)	(495,801)

Balance, December 31, 2025	117,892,441	$117,893	$8,950,963	$369,115	$1,011,639	$(10,034,780)	$414,830

The accompanying notes are an integral part of these financial statements.

LITHIUM Corporation

Statements of Cash Flows

	Year Ended December 31, 2025	Year Ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(495,801)	$(964,597)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	(99,554)	285,953
Depreciation	7,332	7,332
Stock based compensation	2,578	54,392
Loss (Gain) on sale of marketable securities	-	-
(Gain) on return of mineral property	-	-
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	(1,835)	5,350
Increase (decrease) in accounts payable and accrued liabilities	2,626	9,811
Net Cash (Used in) Operating Activities	(584,654)	(601,759)

Increase (Decrease) in cash	(584,654)	(601,759)
Cash, beginning of period	3,065,858	3,667,617
Cash, end of period	$2,481,204	$3,065,858

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$-	$170,888

The accompanying notes are an integral part of these financial statements.

Lithium Corporation

Notes to the Financial Statements

December 31, 2025

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

Research and Development

Research and development costs are expensed as incurred. During the year ended December 31, 2025 and 2024, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended December 31, 2025 and 2024, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,500,000 stock options outstanding, is excluded in diluted earnings per share by application of the "if converted" method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the period ended December 31, 2025.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions.

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2025, are of significance or potential significance to the Company.

Accounting Standards Issued, Not Adopted

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses on short term receivables and contract assets from revenue transactions. The guidance permits a simplified loss rate approach based on historical write-off experience and current conditions. This update is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact this update will have on our annual disclosures; however, the Company does not anticipate a material impact to our financial condition, results of operations, or cash flows.

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact this update will have on our annual disclosures; however, the Company does not anticipate a material impact to our financial condition, results of operations, or cash flows.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $584,654 (2024: $616,920) of cash in operations for the year ended December 31, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2025 and December 31, 2024, respectively:

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$2,481,204	$-	$-
Marketable securities	316,571
Total Assets	2,797,775	-	-
Liabilities
Total Liabilities	-	-	-
	$2,797,775	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$3,065,858	$-	$-
Marketable securities	217,017
Total Assets	3,282,875	-	-
Liabilities
Total Liabilities	-	-	-
	$3,282,875	$-	$-

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2024	$217,017
Fair value adjustment	99,554

Balance, December 31, 2025	$316,571

The Company classifies it’s marketable securities as available for sale.

During the year ended December 31, 2025, the Company received no common shares from a related party with a value of $Nil related to the option of the Fish Lake Property.

During the year ended December 31, 2025, the Company received no common shares from a related party with a value of $Nil related to the option of the North Big Smoky Property.

Note 5 - Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Professional fees	$-	$1,100
Other	17,135	14,300
Transfer agent fees	2,200	2,200
Total prepaid expenses	$19,335	$17,500

Note 6 - Capital Stock

The Company is authorized to issue 3,000,000,000 shares of it $0.001 par value common stock.

Common Stock

During the year-ended December 31, 2024, the Company did not issue any common shares.

During the year-ended December 31, 2025, the Company did not issue any common shares.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vest immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397. Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company. Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024 (resulting in a stock based compensation expense of $34,827). As of December 31, 2025 no stock options have been exercised, and none have been exercised up to and including the date of this document. During the year-ended December 31, 2024, 100,000 stock options were cancelled, and during the year-ended December 31, 2025 a further 600,000 stock options were cancelled.

On January 4, 2024, the Company granted 500,000 stock options with an exercise price of $0.04, a term of 5 years and vesting immediately. These options were vested on the date of grant and resulted in stock-based compensation of $19,565. Employee share options generally differ from transferable share options in that employees cannot sell their share options. Accordingly, FASB ASC Topic 718 required that when valuing an employee share option under the Black Scholes Merton framework the fair value of the employee share options be based on the share options expected term rather than the contractual terms. During the year-ended December 31, 2025, these options were cancelled.

The fair value of options granted during the years ended December 31, 2024 were determined using the Black Scholes method with the following assumptions. For options granted to employes, we use a plain vanilla Black-Scholes calculation to calculate fair value with standard market inputs.

Year-ended December 31, 2024
Risk free interest rate	4.0%-4.1%
Stock volatility factor	90%-98%
Weighted average expected life of options	3.4-5 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,100,000	$0.04	3,700,000	$0.10
Granted	-	0.04	500,000	0.04
Cancelled	(600,000)	0.04	(100,000)	0.04
Repricing	-	-	-	(0.06)

Outstanding, end of period	3,500,000	$0.04	4,100,000	$0.04

As of December 31, 2025, the intrinsic value of the stock options was approximately $0. Stock option expense for the year ended December 31, 2025 was $Nil (2024: $54,392). As at December 31, 2025, 3,500,000 are exercisable (December 31, 2024: 4,100,000).

The following table summarizes the stock options outstanding at December 31, 2025:

Issue Date	Number	Price	Expiry Date	Outstanding at December 31, 2025	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,500,000	$0.04	May 26, 2027	3,500,000	1.65

Total	3,500,000			3,500,000

Note 8 – Mineral Properties

Fish Lake Valley

On October 12, 2021 we signed an earn in agreement with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella Corporation can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Morella Corporation has paid $375,000 and issued 6,250,404 common shares with a fair value of $1,627,075.

By letter agreement dated September 5th, 2025 the Company amended the original October 12, 2021 agreement and assigned 100% interest in the southern and more eastern portions of the property to Morella Corporation, reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the fourth anniversary payments on the original Fish Lake Earn-in Agreement over four tranches over 18 months from the original anniversary dates (being October 12, 2025). As of December 31, 2025, the Company has not received payments related to the 4th anniversary payment but expects to receive them and, as such, the amended agreement is considered in good standing by both parties. The Company would retain a 100% interest in the northern portions of the property.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

North Big Smoky

On July 16, 2022 our Company entered into an earn in agreement with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella Corporation can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years. To date Morella Corporation has paid $65,000 and issued 5,099,650 common shares with a fair value of $294,884.

By letter agreement dated September 5th, 2025 the Company amended the original July 16, 2022 agreement and assigned 100% interest in the property to Morella Corporation, reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the third anniversary payments on the original North Big Smoky Earn-in Agreement over four tranches over 18 months from the original anniversary dates (being July 16, 2025). As of December 31, 2025, the Company has not received any shares related to the 3rd anniversary payment but expects to receive them and, as such, the amended agreement is considered in good standing by both parties.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

Note 9 – Allowance for Optioned Properties

Fish Lake Valley

On October 12, 2021 we signed an agreement with Morella Corporation, an Australian Lithium explorer and developer, and related entity whereby Morella Corporation can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years.

As of December 31, 2025, the Company has received $375,000 and received 6,250,404 common shares with a fair value of $1,627,075 in relation to the letter of intent. The Company recorded $2,002,075 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

By letter agreement dated September 5th, 2025 the Company amended the original October 12, 2021 agreement and assigned 100% interest in the southern and more eastern portions of the property to Morella Corporation, reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the fourth anniversary payments on the original Fish Lake Earn-in Agreement over four tranches over 18 months from the original anniversary dates (being October 12, 2025). As of December 31, 2025, the Company has not received payments related to the 4th anniversary payment but expects to receive them and, as such, the amended agreement is considered in good standing by both parties. The Company would retain a 100% interest in the northern portions of the property.

The Letter of Intent and letter agreements were signed with a purchaser that has a common director as the Company.

North Big Smoky

On July 16, 2022 our Company entered into an earn in agreement with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella Corporation can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years. To date Morella Corporation has paid $65,000 and issued 5,099,650 common shares with a fair value of $294,884.

As of December 31, 2025, Morella Corporation has paid $65,000 and our company has received 5,099,650 common shares with a fair value of $294,884. The Company recorded $359,884 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

By letter agreement dated September 5th, 2025 the Company amended the original July 16, 2022 agreement and assigned 100% interest in the property to Morella Corporation, reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the third anniversary payments on the original North Big Smoky Earn-in Agreement over four tranches over 18 months from the original anniversary dates (being July 16, 2025). As of December 31, 2025, the Company has not received any shares related to the 3rd anniversary payment but expects to receive them and, as such, the amended agreement is considered in good standing by both parties.

The Letter of Intent and letter agreements were signed with a purchaser that has a common director as the Company.

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $394,000 to related parties and non-cash stock option compensation expenses of $Nil to related parties for the year ended December 31, 2025, respectively (2024: $318,000 and $Nil).

The Company paid rent fees totaling $6,000 to related parties for the year ended December 31, 2025 (2024: $6,000).

As at December 31, 2025, the Company had $38,354 owing to related parties.

During the year ended December 31, 2025, the company received $Nil (2023: $Nil) in distributions from Summa, LLC, a Limited Liability Corporation with some shared management. The Company holds a 25% investment in Summa LLC. The investment was written off in 2016 as there was significant doubt about the fair value of the investment in the period.

During the year ended December 31, 2025, the Company received no common shares from a related party through common directors in relation to the letter of intent signed in relation to the North Big Smoky Property (December 31, 2024: 4,027,983 common shares with a fair value of $85,444). See notes 4, 8 and 9.

During the year ended December 31, 2025, the Company received no common shares from a related party through common directors in relation to the agreement signed in relation to the Fish Lake property (December 31, 2024: 4,027,983 common shares with a fair value of $85,444). See note 4, 8 and 9.

Note 11 – Income Taxes

As of December 31, 2025, the Company had net operating loss carry forwards of approximately $10,135,698 that may be available to reduce future years' taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended December 31, 2025 and 2024:

	2025	2024
Federal income tax benefit attributable to:
Current operations	$104,118	$202,565
Less: valuation allowance	(104,118)	(202,565)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (2024: 21%) of significant items comprising our net deferred tax amount is as follows at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$2,128,362	$2,024,244
Less: valuation allowance	(2,128,362)	(2,024,244)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $10,034,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2025, there were no pending or threatened litigation against the Company.

Note 13 – Segment Information

The Company operates as a single reporting segment engaged in the exploration of its properties. The Chief Operating Decision Makers are the Company's Chief Executive Officer (“CODM”) who evaluates company performance based on net income (loss), determined in accordance with U.S. GAAP, and other non-financial measures to determine the economic viability of the Company’s exploration properties. Segment assets are reported on the balance sheet as total assets. The CODM uses the above measures to assess profitability and guide resource allocations

The CODM conducts monthly financial reviews, focusing on operational efficiency across the Company's operations. Investment decisions, including capital expenditures for exploration and property acquisitions, are made based on expected return on investment and regulatory considerations in the jurisdictions that the Company operates.

The following represents segment information for the Company’s single operating segment, for the periods presented:

Year Ended December 31, 2025
Revenue	$-

Professional fees	75,269
Depreciation	7,332
Exploration	45,616
Consulting	462,000
Transfer agent and filing fees	23,160
Travel	10,653
General and administrative	24,292
Other items	(152,521)

Loss	$495,801

Note 14 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2025 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2025 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our officers also concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was ineffective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

●

There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

●

There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

● ●

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Tom Lewis	President, Treasurer, Secretary and Director	71	August 25, 2009
James Brown	Director	62	December 19, 2012
Brian Goss	Director	47	May 30, 2014

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

In 1974, Mr. Lewis started his career in the oil fields, and worked in the geophysical, and drilling industries until 1981, when he became a petroleum landman for Westburne Petroleum & Minerals. While there he was responsible for the acquisition and disposition of interests and maintaining title to petroleum lands in various locales in the United States, and Western Canada. In 1989, he started his own business as a consulting geologist and has worked in numerous locations over the past 30 years, including the United States, Mexico, Canada, Portugal, Chile, Africa, India and Honduras. Some of the positions he held include: working with Teck Cominco in 1996 evaluating and exploring precious metal deposits in Southern Mexico; project manager on the Farim phosphate deposit for Champion Resources in Guinea Bissau, West Africa in 1998; project geologist in 2001 and 2002 for Crystal Graphite Corporation, project geologist on the Midway Gold project in Tonopah, Nevada, followed by two years as senior geologist at the Cortez Joint Venture in Crescent Valley, Nevada. By August 2005 he was named vice president of exploration in Portugal for St. Elias Mines, working on the Jales project, and developing grass roots projects in Nevada. Following his experience in Portugal and Nevada he consulted to Selkirk Metals, New World Resource Corp. and Kinross Gold USA.

James Brown - Director

James Brown has acted as a director of our company since December 19, 2012. Mr. Brown is a mining engineer with more than 30 years’ experience in the coal mining and exploration industry in Australia and Indonesia, including 22 years at Australian based coal producer New Hope Corporation. During this time he has held positions from front line mine planning and supervision, land acquisition, government approvals and mine and business development. Mr. Brown is also the managing director of Morella Corporation (ASX:1MC, OTC-QB:altaf) -(formerly Altura Mining Limited) an Australian listed company presently focused primarily on developing the Fish Lake Valley lithium-in-brine deposit. James is a member of the Australian Institute of Company Directors (MAICD). James was recently also the acting Managing Director of Sayona Mining an Australian lithium miner who merged with Piedmont Lithium to create Elevra Lithium Limited (NASDAQ: ELVR), which is currently operating the North American Lithium mine in Quebec.

Brian Goss –Director

Brian Goss has been a director of our company since May 30, 2014. Mr. Goss was appointed president, treasurer, secretary and director of our company on August 13, 2014, and resigned those positions on February 7. 2017. Mr. Goss also served as president, chief executive officer, chief financial officer, treasurer and a director of Graphite Corp. July 9, 2012 through August 12, 2014. Brian graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003. After work in Michigan’s Upper Peninsula after graduation Mr. Goss moved to Northeast Nevada to explore for Carlin Type gold deposits. From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company, Centerra Gold Inc., on the REN deposit where the exploration team drilled deep exploration holes using pre-collars with core tails to contribute to the expansion of the +1 million ounce gold deposit that was subsequently taken over by Barrick Gold. Mr. Goss also held several other project geologist positions before founding Rangefront Geological in early 2008. Mr. Goss has built Rangefront into a premier geological services company that caters to a large spectrum of clients in the mining and minerals exploration industries, and also is a director and officer of several publicly listed companies. During 2025 Brian served as the Company’s VP of Exploration, focusing primarily on Lithium generative activities in the Great Basin.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2025, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2025. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2025, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2025 and 2024; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2025 and 2024, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Tom Lewis(1)	2025	Nil	Nil	Nil	Nil	Nil	Nil	300,000	(2)	300,000
President, Treasurer,Secretary, and Director	2024	Nil	Nil	Nil	16,555	Nil	Nil	270,000		286,555	(2)
Brian Goss(3)	2025	Nil	Nil	Nil	Nil	Nil	Nil	94,000		94,000
Director, Former President, Treasurer, Secretary	2024	Nil	Nil	Nil	16,555	Nil	Nil	48,000		64,555

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

The following table sets forth a summary of the compensation paid to our non-employee directors in 2025:

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2026. As of March 31, 2026 there were 117,892,441 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and for fiscal year ended December 31, 2025 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$20,000	$14,500
Audit Related Fees	Nil	Nil
Tax Fees	$3,500	$2,500
All Other Fees	$16,500	$15,400
Total	$42,500	$32,400

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

LITHIUM CORPORATION
(Registrant)
Dated: March 31, 2026	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2026	/s/ Tom Lewis
Tom Lewis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: March 31, 2026	/s/ Brian Goss
Brian Goss
Director

Dated: March 31, 2026	/s/ James Brown
James Brown
Director

