Form 10-Q
period 2026-03-31
Lithium Corp
filed 2026-05-15
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of May 15, 2026

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2026 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation
Balance Sheets

ASSETS
	March 31, 2026 (unaudited)	December 31, 2025
CURRENT ASSETS
Cash	$2,321,341	$2,481,204
Marketable securities	234,128	316,571
Deposits	700	700
Prepaid expenses	16,053	19,335
Total Current Assets	2,572,222	2,817,810

OTHER ASSETS
Equipment, net of accumulated depreciation	4,489	6,322

TOTAL ASSETS	$2,576,711	$2,824,132

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,448	$8,958
Accounts payable and accrued liabilities - related party	39,615	38,354
Allowance for optioned properties	2,365,603	2,361,990

TOTAL CURRENT LIABILITIES	2,414,666	2,409,302

TOTAL LIABILITIES	2,414,666	2,409,302

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,950,963	8,950,963
Additional paid in capital - options	1,011,639	1,011,639
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(10,287,565)	(10,034,780)

TOTAL STOCKHOLDERS' EQUITY	162,045	414,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,576,711	$2,824,132

The accompanying notes are an integral part of these unaudited financial statements.

LITHIUM Corporation
Statements of Operations
	Three Months Ended March 31, 2026 (unaudited)	Three Months Ended March 31, 2025 (unaudited)

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	27,000	33,449
Depreciation	1,833	1,833
Exploration expenses	6,849	648
Consulting fees - related party	117,000	93,000
Consulting fees	15,000	18,000
Transfer agent and filing fees	5,280	4,450
Travel	504	314
General and administrative expenses	4,518	6,125
TOTAL OPERATING EXPENSES	177,984	157,819

LOSS FROM OPERATIONS	(177,984)	(157,819)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(82,443)	(80,431)
Other income	7,642	14,327
TOTAL OTHER INCOME (EXPENSE)	(74,801)	(66,104)

LOSS BEFORE INCOME TAXES	(252,785)	(223,923)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(252,785)	$(223,923)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	117,892,441

The accompanying notes are an integral part of these unaudited financial statements.

LITHIUM Corparation
Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,538,979)	$908,053

Net income	-	-	-	-	-	(223,923)	(223,923)

Balance, March 31, 2025	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,538,979)	$908,053

Balance, December 31, 2025	117,892,441	$117,893	$8,950,963	$369,115	$1,011,639	$(10,034,780)	$414,830

Net income	-	-	-	-	-	(252,785)	(252,785)

Balance, March 31, 2026	117,892,441	$117,893	$8,950,963	$369,115	$1,011,639	$(10,287,565)	$162,045

The accompanying notes are an integral part of these unaudited financial statements.

LITHIUM Corporation
Statements of Cash Flows

	Three Months Ended March 31, 2026 (unaudited)	Three Months Ended March 31, 2025 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(252,785)	$(223,923)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	82,443	80,431
Depreciation	1,833	1,833
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	3,282	4,125
Increase (decrease) in accounts payable and accrued liabilities	1,751	(1,077)
Net Cash (Used in) Operating Activities	(163,476)	(138,611)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from properties	3,613	-
Net Cash Provided by Investing Activity	3,613	-

Increase (Decrease) in cash	(159,863)	(138,611)
Cash, beginning of period	2,481,204	3,065,858
Cash, end of period	$2,321,341	$2,927,247

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Lithium Corporation

Notes to the Financial Statements

March 31, 2026

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

Research and Development

Research and development costs are expensed as incurred. During the three months ended March 31, 2026 and 2025, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2026 and 2025, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,500,000 stock options outstanding, is excluded in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the period ended March 31, 2026.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2026, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $163,476 (2025: $138,611) of cash in operations for the three months ended March 31, 2026. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2026 and December 31, 2025, respectively:

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3
Assets
Cash	$2,321,341	$-	$-
Marketable securities	234,128
Total Assets	2,555,469	-	-
Liabilities
Total Liabilities	-	-	-
	$2,555,469	$-	$-

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash
Marketable securities	$2,481,204	$-	$-
Total Assets	316,571	-	-
Liabilities	2,797,775
Total Liabilities		-	-
	-	$-	$-
	$2,797,775

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2025	$316,571
Fair value adjustment	(82,443)

Balance, March 31, 2026	$234,128

The Company classifies it’s marketable securities as available for sale.

During the three months ended March 31 2026, there were no receipts or sales of marketable securities.

During the three months ended March 31, 2026, the Company received nil common shares from a related party with a value of $nil related to the option of the Fish Lake Property.

During the three months ended March 31, 2026, the Company received nil common shares from a related party with a value of $nil related to the option of the North Big Smoky Property.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Other	$3,675	$17,135
Transfer agent fees	12,378	2,200
Total prepaid expenses	$16,053	$19,335

Note 6 – Capital Stock

The Company is authorized to issue 3,000,000,000 shares of its $0.001 par value common stock.

Common Stock

During the three months ended March 31, 2026, the Company did not issue any common shares.

During the year-ended December 31, 2025, the Company did not issue any common shares.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vesting immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397. Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company. Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024 (resulting in a stock based compensation expense of $34,827). 500,000 options were also granted to a consultant of the company priced at $0.04 in January 2024. In Sept of 2024 100,000 stock options were cancelled, as were a further 600,000 in November of 2025. As of March 31, 2026 no stock options have been exercised, and none have been exercised up to and including the date of this document.

The fair value of options granted during the three ended March 31, 2026 were determined using the Black Scholes method with the following assumptions:

Year-ended December 31, 2024
Risk free interest rate	4.0%-4.1%
Stock volatility factor	90%-98%
Weighted average expected life of options	3.4-5 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,500,000	$0.04	4,100,000	$0.10
Repricing	-	-	-	(0.06)

Outstanding, end of period	3,500,000	$0.04	4,100,000	$0.04

As of March 31, 2026, the intrinsic value of the stock options was approximately $0. Stock option expense for the three months ended March 31, 2026 was $Nil (2025: $Nil). As at March 31, 2026, 3,500,000 are exercisable (December 31, 2025: 3,500,000).

The following table summarizes the stock options outstanding at March 31, 2026:

Issue Date	Number	Price	Expiry Date	Outstanding at March 31, 2026	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,500,000	$0.04	May 26, 2027	3,500,000	1.65

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

By letter agreement dated September 5th, 2025 the Company amended the original October 12, 2021 agreement and assigned 100% interest in the southern and more eastern portions of the property to Morella Corporation, reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the fourth anniversary payments on the original Fish Lake Earn-in Agreement over four tranches over 18 months from the original anniversary dates (being October 12, 2025). As of March 31, 2026, the Company has not received payments related to the 4th anniversary payment but expects to receive them and, as such, the amended agreement is considered in good standing by both parties. The Company would retain a 100% interest in the northern portions of the property.

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

By letter agreement dated September 5th, 2025 the Company amended the original July 16, 2022 agreement and assigned 100% interest in the property to Morella Corporation, reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the third anniversary payments on the original North Big Smoky Earn-in Agreement over four tranches over 18 months from the original anniversary dates (being July 16, 2025). As of March 31, 2026, the Company has not received any shares related to the 3rd anniversary payment but expects to receive them and, as such, the amended agreement is considered in good standing by both parties.

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

As of March 31, 2026, the Company has received $375,000 and received 6,250,404 common shares with a fair value of $1,627,075 in relation to the letter of intent. The Company recorded $2,002,075 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

As of March 31, 2026, Morella Corporation has paid $65,000 and our company has received 5,099,650 common shares with a fair value of $294,884. The Company recorded $359,884 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $117,000 to related parties and non-cash stock option compensation expenses of $Nil to related parties for the three months ended March 31, 2026, respectively (2025: $93,000 and $Nil).

The Company paid rent fees totaling $1,500 to related parties for the three months ended March 31, 2026 (2025: $1,500).

As at March 31, 2026, the Company had $39,615 owing to related parties (December 31, 2025: $38,354).

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2026, there were no pending or threatened litigation against the Company.

Note 13 – Segment Information

The Company operates as a single reporting segment engaged in the exploration of its properties. The Chief Operating Decision Makers are the Company’s Chief Executive Officer (“CODM”) who evaluates company performance based on Net income (loss), determined in accordance with U.S. GAAP, and other non-financial measures to determine the economic viability of the Company’s exploration properties. Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information. The CODM uses the above measures to assess profitability and guide resource allocations

The CODM conducts monthly financial reviews, focusing on operational efficiency across the Company’s operations. Investment decisions, including capital expenditures for exploration and property acquisitions, are made based on expected return on investment and regulatory considerations in the jurisdictions that the Company operates.

The following represents segment information for the Company’s single operating segment, for the periods presented:

Three Months Ended March 31, 2026
Revenue	$-

Professional fees	27,000
Depreciation	1,833
Exploration	6,849
Consulting fees – related party	117,000
Consulting fees	15,000
Transfer agent and filing fees	5,280
Travel	504
General and administrative	4,518
Other items	74,801

Loss	$252,785

Note 14 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2026 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

In June 2009 we optioned the Fish Lake Valley property in Esmeralda County Nevada, and ultimately earned a 100% interest in the property through a combination of exploration expenditures and share issuances. Lithium Corporation performed geophysical, geochemical and drilling work in the area into early 2016 at which time we entered into an agreement with the forerunner of American Lithium Corporation (TSX-V:Li) who could have earned an initial 80% interest in the property by incurring exploration expenses, making cash and share payments over a period of three years. American Lithium relinquished all interest in the property/option agreement in April 2019. In April 2021 the Company entered into a Letter of Intent with Altura Mining Limited whereby Altura (now Morella Corporation ASX:1MC, OTC-Pink: ALTAF) may earn a 60% interest in the property by incurring exploration expenses, and making staged cash and share payments to Lithium Corporation over the next four years. Morella Corporation is a related company as it is the single largest shareholder in Lithium Corporation with over 8% of the Company’s common shares, having acquired an interest through a non-brokered private placement in our Company in 2012.

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

Our current operational focus is to conduct generative exploration activities in Nevada, and in British Columbia, developing early-stage projects with an eye to joint venturing them, or attracting capital to further explore and possibly develop these properties if results warrant. To that end in 2024 we staked an approximately 11,068-acre (4,479 hectare) group of claims in British Columbia which are prospective for Fluorspar mineralization. The bulk of these claims were allowed to lapse in 2025 but certain areas were found to be prospective for Rare Earth Elements, so some claims were kept and the claim block was expanded, applications for more claims were made (grants still pending) and follow-up geological and geochemical work was done. In December of 2025 the Company optioned the property off to Ridgestone Mining Inc. (TSX.V-RMI) a related company by virtue of a shared director/officer. Ridgestone has committed to spend CDN $100,000 in exploration on the property in 2026. Also, in 2025 the Company has been actively exploring for Lithium Clay mineralization along the track of the Yellowstone Hot Spot. To date only moderately anomalous areas have been identified, and no tenures have been staked.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella could have earned a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by making staged payments of $675,000, issuing the equivalent of $500,000 worth of Morella common stock (1MC:ASX, Altaf:OTC-Pink) in annual tranches, and expending $2,000,000 on exploration work over the following four years. Previously, in 2016 the Company had entered into an option agreement with a company that eventually became American Lithium Corp., who conducted various geochemical and geophysical work on the property and drilled one exploratory borehole. While American Lithium did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th, 2019. In the last few years Morella has completed two phases of passive seismic and magnetotelluric (MT) surveys and have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2023, and drilling commenced on an exploratory borehole in early October 2023, to the northeast of the playa, proximal to but away from the area of known mineralization. Only moderate mineralization was encountered in the 2023 drillhole in both clays and brines. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% Net Smelter Royalty (NSR) on the assigned property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property. Lithium Corporation would retain 100% interest in the northern portions of the property, subject to an ROFR on similar terms mentioned earlier in favor of Morella. To date Lithium Corporation has not transferred claim ownership awaiting Morella shareholders approval with respect to the transfer of the final option shares, which was received on April 29, 2026.

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

By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% Net Smelter Royalty (NSR) on the assigned property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property. Lithium Corporation would retain 100% interest in the northern portions of the property, subject to an ROFR on similar terms as above in favor of Morella. Currently the land position is comprised of Lithium Corporation’s twenty-eight 100% owned 80-acre placer claims totaling 2,220 acres (898 hectares), and a 3.5% Net Smelter Royalty on a mix of 20- and 80-acre placer claims held by Morella Corporation totaling 3,833.64 acres (1551.45 hectares). To date Lithium Corporation has conducted a one claim test of quit-claiming of ownership title in favor of Morella. Although they have recently completed the requisite regulatory filings Morella has not to date issued any shares with respect to its obligations under the Sept 5th agreement, informally amended in March 2026 whereby Morella will issue the Company a single tranche of 4,000,000 shares to fully satisfy their obligations under the Fish Lake Valley option agreement. Shareholder approval of the issuance of these option shares was received on April 29, 2026.

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

This area was subsequently re-staked by Lithium Corporation in March 2022, and on April 29, 2021 we signed a Letter Of Intent (LOI) with an Australian Lithium explorer and developer Altura Mining Limited a related party. Under the formal agreement which was signed in October 2021 Altura (now Morella Corp) can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years. Morella has conducted a sediment geochemistry program, and several geophysical surveys on a phased basis on the property. Drilling was conducted in 2023 with moderate lithium in clay mineralization having been uncovered in the course of the first two-hole program. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the entire property reserving a 3.5% Net Smelter Royalty (NSR), and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property. To date Lithium Corporation has not transferred claim ownership to Morella, and although they have recently completed the requisite regulatory filings Morella has not to date issued any shares with respect to its obligations under the Sept 5th agreement, informally amended in March 2026 whereby Morella will issue the Company a single tranche of 4,000,000 shares to fully satisfy their obligations under the Big Smoky Valley option agreement. Shareholder approval of the issuance of these option shares was received on April 29, 2026.

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

Property Internal Controls

All material properties that Lithium Corporation controls are in the exploration stage and the Company or its Optionors are not estimating mineral resource or reserves on the Company’s properties at this time. The company is a prospect generator and conducts early stage exploration level operations. During prospect generation and regional exploration, the Company does not have a formal internal QA/QC program although we do follow chain of custody (CoC) procedures and use accredited assay labs for analysis. Chain of Custody procedures we follow involve the geologist taking the samples oversees the samples personally until that geologist submits the samples to the appropriate accredited laboratory for analysis. Laboratory accreditation is typically ISO certified. ISO certification is a seal of approval from a third party body that a company runs to one of the international standards developed and published by the International Organization for Standardization.

Exploration programs on the Company’s material property up until the end of this quarter were conducted by, or the responsibility of Optionors. The company does not control the QA/QC procedures instituted by the Optionors and periodically may receive technical updates from Optionors that describe the QA/QC procedures although the Company does not have input over the QA/QC procedures used.

Additionally Lithium Corporation continues its generative program exploring for new deposits of next generation battery or Tech related materials.

Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

We had net loss of $252,785 for the three month period ended March 31, 2026, which was $28,862 more than the net loss of $223,923 for the three month period ended March 31, 2025. The change in our results over the two periods is primarily the result of an increase in consulting fees, exploration expense and change in fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change Between Three Month Period Ended March 31, 2026 and March 31, 2025
Professional fees	$27,000	$33,449	$(6,449)
Depreciation	1,833	1,833	-
Exploration expenses	6,849	648	6,201
Consulting fees – related party	117,000	93,000	24,000
Consulting fees	15,000	18,000	(3,000)
Transfer agent and filing fees	5,280	4,450	830
Travel	504	314	190
General and administrative	4,518	6,125	(1,607)
Other loss (income)	74,801	66,104	8,697
Net loss (income)	$252,785	$223,923	$(28,862)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2026 reflects current assets of $2,572,222. We had cash in the amount of $2,321,341 and working capital in the amount of $157,556 as of March 31, 2026. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At March 31, 2026	At December 31, 2025
Current assets	$2,572,222	$2,817,810
Current liabilities	(2,414,666)	(2,409,302)
Working capital	$157,556	$408,508

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash (used in) operating activities	$(163,476)	$(138,611)
Net cash provided by investing activities	3,613	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$(159,863)	$(138,611)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $163,476, an increase of $24,865 from the $138,611 net cash outflow during the three months ended March 31, 2025.

Investing Activities

The Company did not have investing activities in the current and comparative periods.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2026 was $3,613 as compared to $Nil in cash provided by financing activities during the three months ended March 31, 2025.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$471,000
Exploration expenses	200,000
Travel	30,000
Total	$701,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $5,000 per month. Due to our current cash position of approximately $2,321,341 as of March 31, 2026, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended March 31, 2026 and 2025.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment of $0 and $0 was recorded during the periods ended March 31, 2026 and 2025, respectively.

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

