Form 10-Q
period 2026-06-30
Lithium Corp
filed 2026-08-14
CIK 1415332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 117,892,441 common shares issued and outstanding as of August 14, 2026

LITHIUM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2026 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

LITHIUM Corporation

Balance Sheets

ASSETS

	June 30, 2026 (unaudited)	December 31, 2025
CURRENT ASSETS
Cash	$2,168,366	$2,481,204
Marketable securities	353,466	316,571
Deposits	700	700
Prepaid expenses	10,898	19,335
Total Current Assets	2,533,430	2,817,810

OTHER ASSETS
Equipment, net of accumulated depreciation	2,656	6,322

TOTAL ASSETS	$2,536,086	$2,824,132

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,546	$8,958
Accounts payable and accrued liabilities - related party	41,145	38,354
Allowance for optioned properties	2,533,898	2,361,990

TOTAL CURRENT LIABILITIES	2,593,589	2,409,302

TOTAL LIABILITIES	2,593,589	2,409,302

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par value $0.001; 117,892,441 and 117,892,441 common shares outstanding, respectively	117,893	117,893
Additional paid in capital	8,950,963	8,950,963
Additional paid in capital - options	1,011,639	1,011,639
Additional paid in capital - warrants	369,115	369,115
Accumulated deficit	(10,507,113)	(10,034,780)

TOTAL STOCKHOLDERS' EQUITY	(57,503)	414,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,536,086	$2,824,132

The accompanying notes are an integral part of these unaudited financial statements.

LITHIUM Corporation

Statements of Operations

	Three Months Ended June 30, 2026 (unaudited)	Three Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2026 (unaudited)	Six Months Ended June 30, 2025 (unaudited)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	12,750	9,175	39,750	42,624
Depreciation	1,833	1,833	3,666	3,666
Exploration expenses	7,090	11,132	13,939	11,780
Consulting fees - related party	117,000	97,000	234,000	190,000
Consulting fees	15,000	18,000	30,000	36,000
Transfer agent and filing fees	6,077	6,449	11,357	10,899
Travel	10,620	1,533	11,124	1,847
General and administrative expenses	5,517	6,940	10,035	13,065
TOTAL OPERATING EXPENSES	175,887	152,062	353,871	309,881

LOSS FROM OPERATIONS	(175,887)	(152,062)	(353,871)	(309,881)

OTHER INCOME (EXPENSES)
Change in fair value of marketable securities	(48,954)	(18,348)	(131,397)	(98,779)
Other income	5,293	14,565	12,935	28,892
TOTAL OTHER INCOME (EXPENSE)	(43,661)	(3,783)	(118,462)	(69,887)

LOSS BEFORE INCOME TAXES	(219,548)	(155,845)	(472,333)	(379,768)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(219,548)	$(155,845)	$(472,333)	$(379,768)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	117,892,441	117,892,441	117,892,441	117,892,441

The accompanying notes are an integral part of these unaudited financial statements.

LITHIUM Corparation

Statements of Stockholders' Equity

				Additional	Additional
			Additional	Paid-in	Paid-in		Total
	Common Stock		Paid-in	Capital -	Capital -	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Deficit	Equity

Balance, December 31, 2024	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,538,979)	$908,053

Net income	-	-	-	-	-	(223,923)	(223,923)

Balance, March 31, 2025	117,892,441	117,893	8,948,385	369,115	1,011,639	(9,762,902)	684,130

Net income	-	-	-	-	-	(155,845)	(155,845)

Balance, June 30, 2025	117,892,441	$117,893	$8,948,385	$369,115	$1,011,639	$(9,918,747)	$528,285

Balance, December 31, 2025	117,892,441	$117,893	$8,950,963	$369,115	$1,011,639	$(10,034,780)	$414,830

Net income	-	-	-	-	-	(252,785)	(252,785)

Balance, March 31, 2026	117,892,441	117,893	8,950,963	369,115	1,011,639	(10,287,565)	162,045

Net income	-	-	-	-	-	(219,548)	(219,548)

Balance, June 30, 2026	117,892,441	$117,893	$8,950,963	$369,115	$1,011,639	$(10,507,113)	$(57,503)

The accompanying notes are an integral part of these unaudited financial statements.

LITHIUM Corporation

Statements of Cash Flows

	Six Months Ended June 30, 2026 (unaudited)	Six Months Ended June 30, 2025 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(472,333)	$(379,768)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Change in fair value of marketable securities	131,397	98,779
Depreciation	3,666	3,666
Changes in assets and liabilities:
(Increase) Decrease in prepaid expenses	8,437	7,552
Increase (decrease) in accounts payable and accrued liabilities	12,379	9,334
Net Cash (Used in) Operating Activities	(316,454)	(260,437)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash from properties	3,616	-
Net Cash Provided by Investing Activity	3,616	-

Increase (Decrease) in cash	(312,838)	(260,437)
Cash, beginning of period	2,481,204	3,065,858
Cash, end of period	$2,168,366	$2,805,421

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH TRANSACTIONS
Marketable securities received as consideration for mineral property	$168,292	$-

The accompanying notes are an integral part of these unaudited financial statements.

Lithium Corporation

Notes to the Financial Statements

June 30, 2026

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

Research and Development

Research and development costs are expensed as incurred. During the six months ended June 30, 2026 and 2025, the Company did not have any research and development costs.

Advertising Costs

Advertising costs are expensed as incurred. During the six months ended June 30, 2026 and 2025, the Company did not have any advertising costs.

Income per Share

Basic income per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities, represented by 3,500,000 stock options outstanding, is excluded in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the period ended June 30, 2026.

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

The Company does not expect that recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2026, are of significance or potential significance to the Company.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has used $316,454 (2025: $260,437) of cash in operations for the six months ended June 30, 2026. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2026 and December 31, 2025, respectively:

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash	$2,168,366	$-	$-
Marketable securities	353,466
Total Assets	2,521,832	-	-
Liabilities
Total Liabilities	-	-	-
	$2,521,832	$-	$-

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$2,481,204	$-	$-
Marketable securities	316,571
Total Assets	2,797,775	-	-
Liabilities
Total Liabilities	-	-	-
	-	$-	$-
	$2,797,775

Note 4 – Marketable Securities

The Company owns marketable securities (common stock) as outlined below:

Balance, December 31, 2025	$316,571
Additions	168,292
Fair value adjustment	(131,397)

Balance, March 31, 2026	$353,466

The Company classifies it’s marketable securities as available for sale.

During the six months ended June 30, 2026, there were no sales of marketable securities.

During the six months ended June 30, 2026, the Company received 4,000,000 common shares from a related party with a value of $84,146 related to the option of the Fish Lake Property.

During the six months ended June 30, 2026, the Company received 4,000,000 common shares from a related party with a value of $84,146 related to the option of the North Big Smoky Property.

Note 5 – Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Other	$1,698	$17,135
Transfer agent fees	9,200	2,200
Total prepaid expenses	$10,898	$19,335

Note 6 – Capital Stock

The Company is authorized to issue 3,000,000,000 shares of its $0.001 par value common stock.

Common Stock

During the six months ended June 30, 2026, the Company did not issue any common shares.

During the year-ended December 31, 2025, the Company did not issue any common shares.

Note 7 – Stock Options

On May 26, 2022, the Company granted 3,700,000 stock options with an exercise price of $0.22, a term of 5 years and vesting immediately. These options were vested on the date of grant and resulted in stock-based compensation of $696,397. Of the options granted, 1,600,000 were granted to 4 related parties including officers and directors and 2,100,000 were granted to 15 consultants of the Company. Due to the continuing decline of the company’s share price these options were repriced to $0.10 on January 24th 2023 (resulting in a stock based compensation expense of $69,337), and again to $0.04 on Jan 11th 2024 (resulting in a stock based compensation expense of $34,827). 500,000 options were also granted to a consultant of the company priced at $0.04 in January 2024. In September of 2024 100,000 stock options were cancelled, as were a further 600,000 in November of 2025. As of June 30, 2026 no stock options have been exercised, and none have been exercised up to and including the date of this document.

The fair value of options granted during the three ended June 30, 2026 were determined using the Black Scholes method with the following assumptions:

Year-ended December 31, 2024
Risk free interest rate	4.0%-4.1%
Stock volatility factor	90%-98%
Weighted average expected life of options	3.4-5 years
Expected dividend yield	0%

A summary of the Company’s stock option activity and related information follows:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,500,000	$0.04	4,100,000	$0.10
Repricing	-	-	-	(0.06)

Outstanding, end of period	3,500,000	$0.04	4,100,000	$0.04

As of June 30, 2026, the intrinsic value of the stock options was approximately $0. Stock option expense for the six months ended June 30, 2026 was $Nil (2025: $Nil). As at June 30, 2026, 3,500,000 are exercisable (December 31, 2025: 3,500,000).

The following table summarizes the stock options outstanding at June 30, 2026:

Issue Date	Number	Price	Expiry Date	Outstanding at June 30, 2026	Weighted Average Remaining Contractual Life (in years)

May 26, 2022	3,500,000	$0.04	May 26, 2027	3,500,000	0.99

Note 8 – Mineral Properties

Fish Lake Valley

On October 12, 2021 we signed an earn in agreement with Morella Corporation (formerly Altura Mining Limited) an Australian Lithium explorer and developer, and related party, whereby Morella Corporation can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Altura stock, and expending $2,000,000 of exploration work in the next four years. To date Morella Corporation has paid $375,000 and issued 10,250,404 common shares with a fair value of $1,711,221.

By letter agreement dated September 5th, 2025 the Company amended the original October 12, 2021 agreement and assigned 100% interest in the southern and more eastern portions of the property to Morella Corporation, reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the fourth anniversary payments on the original Fish Lake Earn-in Agreement over four tranches over 18 months from the original anniversary dates (being October 12, 2025). During the six months ended June 30, 2026, the Company received 4,000,000 common shares of Morella Corporation related to the 4th anniversary payment but expects to receive them and, as such, the amended agreement is considered in good standing by both parties. The Company would retain an 100% interest in the northern portions of the property.

The Letter of Intent was signed with a purchaser that has a common director as the Company.

North Big Smoky

On July 16, 2022 our Company entered into an earn in agreement with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella Corporation can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years. To date Morella Corporation has paid $65,000 and issued 9,099,650 common shares with a fair value of $379,030.

By letter agreement dated September 5th, 2025 the Company amended the original July 16, 2022 agreement and assigned 100% interest in the property to Morella Corporation, reserving a 3.5% net smelter royalty on the assigned property. Morella is obligated to pay the third anniversary payments on the original North Big Smoky Earn-in Agreement over four tranches over 18 months from the original anniversary dates (being July 16, 2025). During the six months ended June 30, 2026, the Company received 4,000,000 common shares of Morella Corporation related to the 3rd anniversary payment but expects to receive them and, as such, the amended agreement is considered in good standing by both parties.

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

As of June 30, 2026, the Company has received $375,000 and received 10,250,404 common shares with a fair value of $1,711,221 in relation to the letter of intent. The Company recorded $2,086,221 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

North Big Smoky

On July 16, 2022 our Company entered into an earn in agreement with Morella Corporation, an Australian Lithium explorer and developer, and related party, whereby Morella Corporation can earn a 60% interest in the Big North Smoky property by issuing the equivalent of $500,000 worth of Morella Corporation stock, and expending $1,000,000 of exploration work in the next four years. To date Morella Corporation has paid $65,000 and issued 9,099,650 common shares with a fair value of $379,030.

As of June 30, 2026, Morella Corporation has paid $65,000 and our company has received 9,099,650 common shares with a fair value of $379,030. The Company recorded $444,031 as a liability against the property until either the purchaser returns the property to the Company or the purchaser has met all the obligations associated with the agreement, at which time the liability will be charged to the statement of operations.

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

Las Pilas Property

On December 31, 2025, the Company entered into an earn in agreement with Ridgestone Resources Inc., (“Ridgestone”) a Canadian corporation whose management is a related party to the Company, whereby Ridgestone can earn a 100% interest in the property by making payments totalling CAD$320,000, issuing 550,000 common shares and fund CAD$600,000 in exploration expenditures on the property.

To date, the Company has received the initial CAD$5,000 (USD$3,616).

Note 10 – Related Party Transactions

The Company paid cash consulting fees totaling $117,000 and $234,000 (2025: $97,000 and $190,000) to related parties and non-cash stock option compensation expenses of $Nil and $Nil to related parties for the three and six months ended June 30, 2026, respectively (2025: $Nil and $Nil).

The Company paid rent fees totaling $1,500 and $3,000 to related parties for the three and six months ended June 30, 2026 (2025: $1,500 and $3,000).

As at June 30, 2026, the Company had $41,145 owing to related parties (December 31, 2025: $38,354).

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

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of June 30, 2026, there were no pending or threatened litigation against the Company.

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

The following represents segment information for the Company’s single operating segment, for the periods presented:

Six Months Ended June 30, 2026
Revenue	$-

Professional fees	39,750
Depreciation	3,666
Exploration	13,939
Consulting fees – related party	234,000
Consulting fees	30,000
Transfer agent and filing fees	11,357
Travel	11,124
General and administrative	10,035
Other items	118,462

Loss	$472,333

Note 14 – Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2026 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

Since 2009 the Company has been actively engaged in project generation, conducting initial exploration studies, and if warranted staking and further exploring a number of exploration stage properties. The most notable of these have been the San Emidio lithium-in-brine property, and the North Big Smoky Lithium-in-brine property (currently under option to Morella Corporation, a related company) both of which are in Nevada. The Company has also from time to time entered into option agreements with third parties on smaller properties and enlarged the area of these while conducting preliminary exploration studies. The most notable of these are the BC Sugar flake graphite prospect, and the Yeehaw Titanium/Rare Earth Element prospect, both of which are situated in British Columbia. The Company maintains small or modest claim positions in what we consider to be the hearts of all these potentially prospective areas, although the Las Pilas property has recently expanded as a number of claim applications have been approved by the British Columbia government

Effective April 23 2014, we entered into an operating agreement with All American Resources, L.L.C. and TY & Sons Investments Inc. with respect to Summa, LLC, a Nevada limited liability company incorporated on December 12 2013, wherein we hold 25%, and are active “Managing Members”. Summa maintains a 100% interest in several fee title mining properties throughout Nevada, all of which sprang out of Howard Hughes’s Hughes Tool Company. Our company’s initial capital contribution to Summa, LLC was $125,000, of which $100,000 was in cash and the balance in services. To date we have contributed an additional $31,700 in cash, and also over the years an indeterminate amount of casual geological expertise to Summa, LLC. In recognition, Summa transferred five urban lots in Tonopah of indeterminate value in 2020, and since Jan 2021 have issued checks to the company for $167,500. The flagship of the Summa portfolio, the Tonopah mining property was optioned in early 2020, and the Optionee has earned 100% interest in the property. Summa still retains 1% (LTUM’s net share 0.25%) Net Smelter Royalty on the property.

Our Current Business

Our current operational focus is to conduct generative exploration activities in Nevada, and in British Columbia, developing early-stage projects with an eye to joint venturing them, or attracting capital to further explore and possibly develop these properties if results warrant. To that end in 2024 we staked an approximately 11,068-acre (4,479 hectare) group of claims in British Columbia which are prospective for Fluorspar mineralization. The bulk of these claims were allowed to lapse in 2025 but certain areas were found to be prospective for Rare Earth Elements, so some claims were kept and the claim block was expanded, applications for more claims were made (grants still pending) and follow-up geological and geochemical work was done. In December of 2025 the Company optioned the property off to Ridgestone Mining Inc. (TSX.V-RMI) a related company by virtue of a shared director/officer. Ridgestone has committed to spend CDN $100,000 in exploration on the property in 2026. Also, in 2026 the Company has been actively exploring for Lithium Clay mineralization along the track of the Yellowstone Hot Spot. To date only moderately anomalous areas have been identified, and no tenures have been staked.

In December of 2024 the Company staked 3,285.27 acres (1329.51 hectares) of claims in three discrete locales in Southern British Columbia that may be prospective for hosting Antimony mineralization. After initial evaluation these properties were allowed to lapse in 2025, as was the Three Valley Gap Tantalum-Niobium prospect that was also staked in 2024.

In March of 2022 we staked a block of claims in North Big Smoky Valley covering approximately 3400 acres which roughly corresponds to the lands previously held by Lithium Corporation’s former subsidiary Lithium Royalty Corp. in 2016/2017. On May 13, 2022 we signed a Letter of Intent (LOI) with Morella Corporation (a related party) whereby Morella could earn a 60% interest in the property by paying $65,000 US to the Company on the signing of the LOI, and issuing $100,000 worth of Morella shares at the time of signing the formal agreement, and issuing $100,000 worth of shares at each anniversary of the signing of the formal agreement over the subsequent four years. Additionally, Morella must have incurred exploration expenditures of $100,000, $200,000, $300,000 and $400,000 in years one through four of the option agreement. Since Optioning the property Morella has conducted Controlled Source Audio-Magnetotelluric geophysical and sediment geochemical surveys, staked more claims adjacent to the original option claim block as well as staking a non-contiguous area to the north and west of the earlier claims here. Most recently Morella has concluded a four-hole drilling program, testing for both lithium-in-brine and clay mineralization, where anomalous lithium-in-clay mineralization was discovered, but no lithium-in-brine mineralization was encountered. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the entire property reserving a 3.5% Net Smelter Royalty (NSR) on the property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the prospect. To date Lithium Corporation has not transferred claim ownership to Morella, although Morella has issued 4,000,000 shares in Spring 2026 with respect to its obligations under the Sept 5th agreement.

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

On April 29, 2021 we signed a Letter Of Intent (LOI) with Altura Mining Limited (now Morella Corporation after a name change) an Australian Lithium explorer and developer and related party, whereby Morella could have earned a 60% interest in the Fish Lake Valley lithium-in-brine property in Esmeralda County, Nevada by making staged payments of $675,000, issuing the equivalent of $500,000 worth of Morella common stock (1MC:ASX, Altaf:OTC-Pink) in annual tranches, and expending $2,000,000 on exploration work over the following four years. Previously, in 2016 the Company had entered into an option agreement with a company that eventually became American Lithium Corp., who conducted various geochemical and geophysical work on the property and drilled one exploratory borehole. While American Lithium did comply with all terms of the agreement with respect to cash and share payments the Company received formal notice of the relinquishment of the Purchasers right to earn an interest in the property on April 30th, 2019. In the last few years Morella has completed two phases of passive seismic and magnetotelluric (MT) surveys and have received permits for drilling on both the south and northern blocks. Preparatory work for drilling was done during the summer of 2023, and drilling commenced on an exploratory borehole in early October 2023, to the northeast of the playa, proximal to but away from the area of known mineralization. Only moderate mineralization was encountered in the 2023 drillhole in both clays and brines. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% Net Smelter Royalty (NSR) on the assigned property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property. Lithium Corporation retains 100% interest in the northern portions of the property, subject to an ROFR on similar terms mentioned earlier in favor of Morella. Morella issued 4,000,000 shares in Spring 2026 to satisfy its obligations pursuant to the above amended agreement, and Lithium Corporation has commenced initial claim transfers in favor of Morella.

In 2024 the Company staked a number of claims in the Granby River Valley, north of Grand Forks BC, and a number of these lapsed in 2025, however the company discovered Rare Earth Element (REE) mineralization on some of the remaining claims, and restaked much of the dropped claim block along with others. On December 31, 2025 the Company entered into an option agreement with Ridgestone Mining, Inc. (a related company by virtue of Brian Goss our VP Exploration and a director is also the CEO, president and a director of Ridgestone) whereby Ridgestone (OTCQB: RIGMF) (TSXV: RMI) will pay Lithium Corporation $315,000 Cdn, issue 500,000 common shares to the Company, and complete $600,000 Cdn in exploration expenditures over the next three years to earn a 100% interest in the property. The optioned interest is subject to a 2.0% Net Smelter Return Royalty retained by Lithium Corporation. To date the Company has received $5,000 CDN, and Riverstone has completed an NI 43-101 report on the property. Since signing, all claims have cleared aboriginal approval, and the parties are awaiting regulatory approval of the Option before moving forward.

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

•	Near surface brine and sediment sampling program in March 2011 – 39 brine samples.
•	Gravity survey of the northern playa in August 2011. An abortive attempt was made to survey the northern playa where 22 stations were setup on the periphery. The northern playa was too wet to survey.
•	Direct push drilling program in October 2011, included 41 holes at 25 sites (1080.77 m) a total of 37 samples collected.
•	Direct push drilling program in November 2012, included 19 holes at 17 sites (362.97 m).
•	a total of 19 samples collected.
•	Confirmatory and expanded hand auger drill hole brine sampling by American Lithium Corporation in 2016. A total of 154 samples collected.
•	Geological and Geophysical collaboration between American Lithium Corporation and University of Texas at Dallas, August 2016.
•	Drilling of a deep sonic drill hole (L-16-13A) on the property to the east of the margin of the playa, south of the area of strongest lithium/boron/potassium mineralization in September 2016.
•	Passive Seismic, and Audio Magnetotelluric surveys in 2022 – 24.
•	Brine bench tests to determine amenability to Direct Lithium Extraction technology
•	One RC drillhole proximal to the Northeastern margin of the playa Summer 2023.

Approximately $25 million dollars has been spent on geothermal exploration in the general area (personal communication J. Demonyaz) since the 1980’s, and in the early decades of the 1900’s two deep oil exploration holes were drilled immediately to the west-southwest of the claim area, both of which were not properly plugged and abandoned, and currently flow warm geothermal waters from a known aquifer at about 800-foot depth. Some of this data exists in the public domain. Ormat drilled a geothermal test hole about ½ mile to the northeast of the playa in late 2025, and is currently evaluating it for development.

By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the southern and more eastern portions of the property reserving a 3.5% Net Smelter Royalty (NSR) on the assigned property, and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property. Lithium Corporation would retain 100% interest in the northern portions of the property, subject to an ROFR on similar terms as above in favor of Morella. Currently the land position is comprised of Lithium Corporation’s twenty-eight 100% owned 80 acre placer claims totaling 2,220 acres (898 hectares), and a 3.5% Net Smelter Royalty on a mix of 20 and 80 acre placer claims held by Morella Corporation totaling 3,833.64 acres (1551.45 hectares). To date Lithium Corporation has conducted a one claim test of quit-claiming of ownership title in favor of Morella. Morella issued the Company 4,000,000 shares in Spring 2026 to fully satisfy their obligations under the Fish Lake Valley option agreement. The Company is currently transferring title to the balance of the affected claims to Morella, while considering options for moving the property forward.

San Emidio Property

The San Emidio property, located in Washoe County in northwestern Nevada, was acquired through the staking of claims in September 2011, and has expanded and contracted over time depending on the state of the lithium carbonate market. Currently the Company holds thirty-five 80 acre Association Placer claims here covering an area of approximately 2,800 acres (1133 hectares). The property is approximately 65 miles north-northeast of Reno, Nevada, and has excellent infrastructure.

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

This area was subsequently re-staked by Lithium Corporation in March 2022, and on April 29, 2021 we signed a Letter Of Intent (LOI) with an Australian Lithium explorer and developer Altura Mining Limited a related party. Under the formal agreement which was signed in October 2021 Altura (now Morella Corp) can earn a 60% interest in the Fish Lake Valley property by paying the Company $675,000, issuing the equivalent of $500,000 worth of Morella stock, and expending $2,000,000 of exploration work in the next four years. Morella has conducted a sediment geochemistry program, and several geophysical surveys on a phased basis on the property. Drilling was conducted in 2023 with moderate lithium in clay mineralization having been uncovered in the course of the first two-hole program. By letter agreement dated September 5th, 2025 Lithium Corporation assigned 100% interest in the entire property reserving a 3.5% Net Smelter Royalty (NSR), and a Right of First Refusal (ROFR) to purchase or option the property on equal terms should Morella find a purchaser or optionee for the property. To date Lithium Corporation has not transferred claim ownership to Morella, although Morella has issued the Company a single tranche of 4,000,000 shares to fully satisfy their obligations under the Big Smoky Valley option agreement.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

We had net loss of $219,548 for the three month period ended June 30, 2026, which was $63,703 more than the net loss of $155,845 for the three month period ended June 30, 2025. The change in our results over the two periods is primarily the result of an increase in professional fees, consulting fees to related parties, travel and a change in the fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change Between Three Month Period Ended June 30, 2026 and June 30, 2025
Professional fees	$12,750	$9,175	$3,575
Depreciation	1,833	1,833	-
Exploration expense	7,090	11,132	(4,042)
Consulting fees – related party	117,000	97,000	20,000
Consulting fees	15,000	18,000	(3,000)
Transfer agent and filing fees	6,077	6,449	(372)
Travel	10,620	1,533	9,087
General and administrative	5,517	6,940	(1,423)
Other loss (income)	43,661	3,783	39,878
Net loss (income)	$219,548	$155,845	$63,703

Six Months Ended June 30, 2026 Compared to the Nine Months Ended June 30, 2025

We had net loss of $472,333 for the six month period ended June 30, 2026, which was $92,565 more than the net loss of $379,768 for the six month period ended June 30, 2025. The change in our results over the two periods is primarily the result of an increase in consulting fees to related parties and a change in the fair value of marketable securities.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change Between Six Month Period Ended June 30, 2026 and June 30, 2025
Professional fees	$39,750	$42,624	$(2,874)
Depreciation	3,666	3,666	-
Exploration expense	13,939	11,780	2,159
Consulting fees – related party	234,000	190,000	44,000
Consulting fees	30,000	36,000	(6,000)
Transfer agent and filing fees	11,357	10,899	458
Travel	11,124	1,847	9,277
General and administrative	10,035	13,065	(3,030)
Other loss (income)	118,462	69,887	48,575
Net loss (income)	$472,333	$379,768	$92,565

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2026 reflects current assets of $2,533,430. We had cash in the amount of $2,168,366 and a working capital deficit in the amount of $60,159 as of June 30, 2026. We have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At June 30, 2026	At December 31, 2025
Current assets	$2,533,430	$2,817,810
Current liabilities	(2,593,589)	(2,409,302)
Working capital	$(60,159)	$408,508

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash (used in) operating activities	$(316,454)	$(260,437)
Net cash provided by investing activities	3,616	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$(312,838)	$(260,437)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 was $316,454, an increaes of $56,017 from the $260,437 net cash outflow during the six months ended June 30, 2025.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2026 was $3,616, which was a $3,616 change from the $Nil cash provided by investing activities during the six months ended June 30, 2025.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026 was $Nil as compared to $Nil in cash provided by financing activities during the six months ended June 30, 2025.

We estimate that our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Net Expenditures During The Next Twelve Months

General and administrative expenses	$471,000
Exploration expenses	200,000
Travel	30,000
Total	$701,000

To date we have relied on proceeds from the sale of our shares in order to sustain our basic, minimum operating expenses; however, we cannot guarantee that we will secure any further sales of our shares or that our sole officer and/or directors will provide us with any future loans. We estimate that the cost of maintaining basic corporate operations (which includes the cost of satisfying our public reporting obligations) will be approximately $25,000 per month. Due to our current cash position of approximately $2,168,366 as of June 30, 2026, we estimate that we do have sufficient cash to sustain our basic operations for the next twelve months.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method. In the periods in which a loss is incurred, the effect of potential issuances of shares under options and warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same. The Company did not have any dilutive securities for the periods ended June 30, 2026 and 2025.

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

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although our company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee our company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment of $0 and $0 was recorded during the periods ended June 30, 2026 and 2025, respectively.

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

LITHIUM CORPORATION
(Registrant)

Dated: August 14, 2026	/s/ Tom Lewis
Tom Lewis
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

